Form 10-Q
period 2022-03-31
VISION SENSING ACQUISITION CORP.
filed 2022-05-16
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 10,592,700 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

VISION SENSING ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Vision Sensing Acquisition Corp.

BALANCE SHEETS

MARCH 31, 2022

	March 31, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets
Cash	$287,425	$499,301
Prepaid expense	28,154	38,100
Total Current Assets	315,579	537,401

Cash and Marketable Securities held in trust account	102,735,977	102,725,633

Total Assets	$103,051,556	$103,263,034

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$30,000	$30,000
Account payables	37,000	17,066
Tax payable	-	77,310
Total Current Liabilities	67,000	124,376

Deferred underwriter commission	3,542,000	3,542,000

Total Liabilities	3,609,000	3,666,376

Commitments and Contingencies

Class A common stock subject to possible redemption; 10,120,000 shares (at $10.15 per share)	102,718,000	102,718,000

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 10,120,000 shares subject to possible redemption)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253

Additional paid-in capital		-
Accumulated deficit	(3,275,744)	(3,121,642)
Total Shareholders’ Deficit	(3,275,444)	(3,121,342)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$103,051,556	$103,263,034

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF OPERATIONS

March 31, 2022

(UNAUDITED)

For the Three Months Ended March 31, 2022

Formation and operating costs	$(164,446)
Loss from Operations	(164,446)

Other Income (Expenses)
Interest earned on marketable securities held in trust account	10,344
Net Loss	$(154,102)

Weighted average shares outstanding of Class A common stock	10,592,700
Basic and diluted net loss per common stock	$(0.01)
Weighted average shares outstanding of Class B common stock	2,530,000
Basic and diluted net loss per common stock	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – March 31, 2022	472,700	$47	2,530,000	$253	$-	$(3,121,642)	$(3,121,342)
Net loss						(154,102)	(154,102)
Balance – March 31, 2022	472,700	$47	2,530,000	$253	$-	$(3,275,744)	$(3,275,444)

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(154,102)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(10,344)
Changes in operating assets and liabilities:
Prepaid expenses	9,946
Accounts payable and accrued offering costs	19,934
Tax payable	(77,310)
Net cash used in operating activities	(211,876)

Cash flows from investing activities:
Investment of cash in Trust Account	-
Net cash used in investing activities	-

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	-
Proceeds from sale of Units, net of underwriting discount paid	-
Proceeds from sale of private placement units	-
Payment of offering costs	-
Net cash provided by financing activities	-

Net change in cash	(211,876)
Cash at the beginning of the period	499,301
Cash at the end of the period	$287,425

The accompanying notes are an integral part of these unaudited financial statements

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through March 31, 2022, relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2022, we have available to us $287,425 of cash on our balance sheet and a working capital of $248,578.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 1 — Description of Organization and Business Operations (Continued)

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

March 31, 2022

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

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $287,425 in cash and no cash equivalents as of March 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. At March 31, 2022, the balance in the Trust Account was $102,735,977.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed de minimis for the period from August 13, 2021 (inception) to December 31, 2021.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

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

On March 31, 2022, 10,120,000 shares of Class A Common Stock outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The cash at bank is above $250,000 is $287,425 as of March 31, 2022.

Net Loss Per Share

Net income per share is computed by dividing net income by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of income per share for common stock shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the net income allocable to Class A common stock subject to possible redemption, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net income per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing net income allocable to non-redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the periods. Shares of non-redeemable Class B common stock include the founder shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

For the Three Months Ended March 31, 2022
Class A common stock
Numerator: net loss allocable to Class A common stock	$(122,398)
Denominator: weighted average number of Class A common stock	10,592,700
Basic and diluted net loss per redeemable Class A common stock	$(0.01)

Class B common stock
Numerator: net loss allocable to non-redeemable Class B common stock	$(31,705)
Denominator: weighted average number of Class B common stock	2,530,000
Basic and diluted net loss per Class B common stock	$(0.01)

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

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

● Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

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

March 31, 2022

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

Note 5 — Related Party Transactions

Founder Shares

During the period ended March 31, 2022, the Sponsor purchased 2,530,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

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

March 31, 2022

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On August 31, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. Promissory Note was fully repaid on November 8, 2021.

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

March 31, 2022

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period August 13, 2021 (inception) through March 31, 2022, $50,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

The underwriters were entitled to a cash underwriting discount of $0.2 per Unit, or $1,760,000 in the aggregate (or $2,024,000 in the aggregate if the underwriters’ over-allotment option was exercised in full), payable upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $3,080,000 in the aggregate (or $3,542,000 in the aggregate if the underwriters’ over-allotment option was exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On November 3, 2021, the underwriters purchased an additional 1,320,000 Option Units pursuant to the exercise of the over-allotment option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,200,000.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our amended and restated memorandum and articles of association will authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022, there were 472,700 shares of Class A common stock issued and outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As at March 31, 2022 there were 2,530,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022

Note 7 – Stockholders’ Equity (Continued)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from August 13, 2021 (inception) through March 31, 2022, we had a net loss of $507,420, which consisted of formation and operating costs of $448,087, franchise tax cost of $77,310, and interest earned on investments held of $17,977.

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

For the three-month period ended March 31, 2022, net cash used in operating activities was $211,876.

As of March 31, 2022, we had investments of $102,735,977 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $287,425 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering. dated November 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our final prospectus dated November 1, 2021. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

The risk factor disclosure in our final prospectus as set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

VISION SENSING ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ George Peter Sobek
George Peter Sobek
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Hang Kon Louis Ma
Hang Kon Louis Ma Chief Financial Officer

