Form 10-Q
period 2022-06-30
VISION SENSING ACQUISITION CORP.
filed 2022-08-12
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 10,592,700 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

VISION SENSING ACQUISITION CORP.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Vision Sensing Acquisition Corp.

BALANCE SHEETS

JUNE 30, 2022

	June 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets
Cash	$65,640	$499,301
Prepaid expense	28,154	38,100
Total Current Assets	93,794	537,401

Cash and Marketable Securities held in trust account	102,874,692	102,725,633

Total Assets	$102,968,486	$103,263,034

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$14,000	$30,000
Account payables	57,000	17,066
Tax payable	30,925	77,310
Total Current Liabilities	101,925	124,376

Deferred underwriter commission	3,542,000	3,542,000

Total Liabilities	3,643,925	3,666,376

Commitments and Contingencies	-

Class A common stock subject to possible redemption; 10,120,000 shares (at $10.15 per share)	102,718,000	102,718,000

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 10,120,000 shares subject to possible redemption)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253

Additional paid-in capital	-	-
Accumulated deficit	(3,393,739)	(3,121,642)
Total Shareholders’ Deficit	(3,393,439)	(3,121,342)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$102,968,486	$103,263,034

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF OPERATIONS

JUNE 30, 2022

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022

Formation and operating costs	$(225,785)	$(390,231)
Franchise Tax	(30,924)	(30,924)
Loss from Operations	(256,709)	(421,155)

Other Income (Expenses)
Interest earned on marketable securities held in trust account	138,714	149,059
Net Loss	$(117,995)	$(272,097)

Weighted average shares outstanding of Class A common stock	10,592,700	10,592,700
Basic and diluted net loss per common stock	$(0.01)	$(0.02)
Weighted average shares outstanding of Class B common stock	2,530,000	2,530,000
Basic and diluted net loss per common stock	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	472,700	$47	2,530,000	$253	$-	$(3,121,642)	$(3,121,342)
Net loss						(154,102)	(154,102)
Balance – March 31, 2022	472,700	$47	2,530,000	$253	$-	$(3,275,744)	$(3,393,444)
Net loss						(117,995)	(117,995)
Balance – June 30, 2022	472,700	$47	2,530,000	$253	$-	$(3,393,739)	$(3,393,439)

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(272,097)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(149,059)
Changes in operating assets and liabilities:
Prepaid expenses	9,946
Accounts payable and accrued offering costs	23,934
Tax payable	(46,385)
Net cash used in operating activities	(433,661)

Cash flows from investing activities:
Investment of cash in Trust Account	-
Net cash used in investing activities	-

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	-
Proceeds from sale of Units, net of underwriting discount paid	-
Proceeds from sale of private placement units	-
Payment of offering costs	-
Net cash provided by financing activities	-

Net change in cash	(433,661)
Cash at the beginning of the period	499,301
Cash at the end of the period	$65,640

The accompanying notes are an integral part of these unaudited financial statements

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through June 30, 2022, relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022, we have available to us $65,640 of cash on our balance sheet and a working capital deficit of $8,131.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $65,640 in cash and no cash equivalents as of June 30, 2022.

Marketable Securities Held in Trust Account

As of June 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. As of June 30, 2022, the balance in the Trust Account was $102,874,692.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed de minimis for the period from August 13, 2021 (inception) to December 31, 2021.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

On June 30, 2022, 10,120,000 shares of Class A Common Stock outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The cash at bank is $65,640 as of June 30, 2022.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Class A common stock
Numerator: net loss allocable to Class A common stock	$(68,502)	$(190,900)
Denominator: weighted average number of Class A common stock	10,592,700	10,592,700
Basic and diluted net loss per redeemable Class A common stock	$(0.01)	$(0.02)

Class B common stock
Numerator: net loss allocable to non-redeemable Class B common stock	$(49,492)	$(81,197)
Denominator: weighted average number of Class B common stock	2,530,000	2,530,000
Basic and diluted net loss per Class B common stock	$(0.02)	$(0.03)

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

JUNE 30, 2022

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

Note 5 — Related Party Transactions

Founder Shares

During the period ended June 30, 2022, the Sponsor purchased 2,530,000 of the Company’s Class B ordinary shares (the “Founder Shares”) in exchange for $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of ordinary shares after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

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

JUNE 30, 2022

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

JUNE 30, 2022

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period August 13, 2021 (inception) through June 30, 2022, $80,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our amended and restated memorandum and articles of association will authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022, there were 472,700 shares of Class A common stock issued and outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As at June 30, 2022 there were 2,530,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

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

JUNE 30, 2022

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

Overview

The Company is a blank check company formed under the laws of the State of Delaware on August 13, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from August 13, 2021 (inception) through June 30, 2022, we had a net loss of $625,415, which consisted of formation and operating costs of $673,873, franchise tax cost of $108,234, and interest earned on investments held of $156,692.

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

For the period from August 13, 2021 (inception) through June 30, 2022, cash used in operating activities was $708,336.

As of June 30, 2022, we had investments of $102,874,692 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022, we did not withdraw any interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $65,640 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VISION SENSING ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ George Peter Sobek
George Peter Sobek
Chief Executive Officer

Date: August 12, 2022	By:	/s/ Hang Kon Louis Ma
Hang Kon Louis Ma Chief Financial Officer

