Form 10-Q
period 2022-09-30
VISION SENSING ACQUISITION CORP.
filed 2022-11-14
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40983

VISION SENSING ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-2323481
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 500, 78 SW 7th Street Miami, Florida	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 633-2520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and three-quarters of one Redeemable Warrant	VSACU	The Nasdaq Stock Market LLC

Class A Common Stock, $0.0001 par value per share	VSAC	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	VSACW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, 10,592,700 shares of Class A common stock, $0.0001 per share par value, and 2,530,000 shares of Class B common stock, $0.0001 per share par value, were issued and outstanding, respectively.

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from August 13, 2021 (inception) through September 30, 2021	2

	Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from August 13, 2021 (inception) through September 30, 2021	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from August 13, 2021 (inception) through September 30, 2021	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

Item 4.	CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	21

Item 1A.	RISK FACTORS	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

Item 3.	DEFAULTS UPON SENIOR SECURITIES	24

Item 4.	MINE SAFETY DISCLOSURES	24

Item 5.	OTHER INFORMATION	24

Item 6.	EXHIBITS	24

SIGNATURES		25

i

Vision Sensing Acquisition Corp.

BALANCE SHEETS

SEPTEMBER 30, 2022

	September 30, 2022 (unaudited)	December 31, 2021 (audited)
ASSETS
Current Assets
Cash	$76,140	$499,301
Prepaid expense	28,154	38,100
Total Current Assets	104,294	537,401

Cash and Marketable Securities held in trust account	103,338,353	102,725,633

Total Assets	$103,442,647	$103,263,034

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$-	$30,000
Account payables	771,096	17,066
Working capital loan	66,000	-
Tax payable	46,387	77,310
Total Current Liabilities	883,483	124,376

Deferred underwriter commission	3,542,000	3,542,000

Total Liabilities	4,425,483	3,666,376

Commitments and Contingencies

Class A common stock subject to possible redemption; 10,120,000 shares (at $10.15 per share)	102,718,000	102,718,000

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 10,120,000 shares subject to possible redemption)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253

Additional paid-in capital	-	-
Accumulated deficit	(3,701,136)	(3,121,642)
Total Shareholders’ Deficit	(3,700,836)	(3,121,342)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$103,442,647	$103,263,034

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF OPERATIONS

SEPTEMBER 30, 2022

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022

Formation and operating costs	$(755,596)	$(1,145,828)
Franchise Tax	(15,462)	(46,386)
Loss from Operations	(771,058)	(1,192,214)

Other Income (Expenses)
Interest earned on marketable securities held in trust account	463,661	612,720
Net Loss	$(307,397)	$(579,494)

Weighted average shares outstanding of Class A common stock	10,592,700	8,274,928
Basic and diluted net loss per common stock	$(0.01)	$(0.04)
Weighted average shares outstanding of Class B common stock	2,530,000	2,530,000
Basic and diluted net loss per common stock	$(0.06)	$(0.11)

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	472,700	$47	2,530,000	$253	$-	$(3,121,642)	$(3,121,342)
Net loss						(154,102)	(154,102)
Balance – March 31, 2022	472,700	$47	2,530,000	$253	$-	$(3,275,744)	$(3,275,444)
Net loss						(117,995)	(117,995)
Balance – June 30, 2022	472,700	$47	2,530,000	$253	$-	$(3,393,739)	$(3,393,439)
Net loss	-	-	-	-	-	(307,397)	(307,397)
Balance – September 30, 2022	472,700	$47	2,530,000	$253	$-	$(3,701,136)	$(3,700,836)

The accompanying notes are an integral part of these unaudited financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(579,494)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(612,720)
Changes in operating assets and liabilities:
Prepaid expenses	9,946
Accounts payable and accrued offering costs	724,030
Tax payable	(30,923)
Net cash used in operating activities	(489,161)

Cash flows from investing activities:
Investment of cash in Trust Account	-
Net cash used in investing activities	-

Cash flows from financing activities:
Working capital loan	66,000
Proceeds from issuance of Class B common stock to Sponsor	-
Proceeds from sale of Units, net of underwriting discount paid	-
Proceeds from sale of private placement units	-
Payment of offering costs	-
Net cash provided by financing activities	66,000

Net change in cash	(423,161)
Cash at the beginning of the period	499,301
Cash at the end of the period	$76,140

The accompanying notes are an integral part of these unaudited financial statements

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through September 30, 2022, relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $76,140 of cash on our balance sheet and a working capital deficit of $779,189.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 1 — Description of Organization and Business Operations (Continued)

On August 30, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Newsight Imaging Ltd., an Israeli company (“Newsight”), and Newsight MergerSub, Inc., a Delaware corporation and wholly owned subsidiary of Newsight (“Merger Sub”).

Pursuant to the Business Combination Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (collectively, the “Transactions”), and following the Recapitalization and the PIPE Investment (as each such term is defined and described in the Business Combination Agreement), (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Newsight (the “Merger”); (ii) the common stock of the Company (including Class A common stock and Class B common stock) will be converted into ordinary shares of Newsight (“Newsight Ordinary Shares”) on a one-for-one basis; (iii) warrants to purchase the Company’s common stock will instead become eligible to purchase the same number of Newsight Ordinary Shares at the same exercise price and for the same exercise period; (iv) the Company will become a wholly owned subsidiary of Newsight; and (v) the Company will change its corporate name to Newsight HoldCo, Inc., and will have a restated certificate of incorporation appropriate for a private corporation.

Prior to the Closing, but subject to the completion of the Closing, Newsight will effect a recapitalization of its outstanding equity securities (the “Recapitalization”) so that the only class of outstanding equity of Newsight will be the Newsight Ordinary Shares (and certain options and warrants that are exercisable for Newsight Ordinary Shares). To effect the Recapitalization, (i) Newsight will effect a recapitalization of the Newsight Ordinary Shares so that the holders of the then outstanding Newsight Ordinary Shares will have shares valued at $10.00 per share having a total value of $215,000,000; and (ii) with respect to outstanding options to purchase Newsight Ordinary Shares, the number of Newsight Ordinary Shares issuable upon exercise of such security will be multiplied by the Conversion Ratio, as defined in the Business Combination Agreement, and the exercise price of such security will be divided by the Conversion Ratio. The Business Combination Agreement does not provide for any post-closing purchase price adjustments.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022.

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

The Company’s amended and restated certificate of incorporation provides that we have up to 12 months from the closing of our IPO, or until November 3, 2022, to consummate an initial business combination; however, if we anticipate that we may not be able to consummate a Business Combination within 12 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months, or until May 3, 2023), subject to our sponsor depositing additional funds into the trust account. On October 28, 2022, at the request of our sponsor, our board of directors extended the period of time to consummate by a Business Combination to February 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount. If we do not complete the Business Combination with Newsight or another business combination by November 3, 2022 (which can be extended to May 3, 2023 if our sponsor deposits an additional $1,012,000 into the trust account for such extension or such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

If the Company is unable to complete a Business Combination with Newsight or another Business Combination by February 3, 2023 (which can be extended to May 3, 2023 if our sponsor deposits an additional $1,012,000 into the trust account for such extension or such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following February 3, 2023 (or May 3, 2023 if our sponsor at the request of our board of directors deposits an additional $1,012,000 ($0.10 per unit) into the Trust Account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $76,140 in cash and no cash equivalents as of September 30, 2022.

Marketable Securities Held in Trust Account

As of September 30, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. As of September 30, 2022, the balance in the Trust Account was $103,338,353.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed de minimis for the period from August 13, 2021 (inception) to December 31, 2021.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial Business Combination either immediately prior to or upon consummation of the initial Business Combination and after payment of underwriters’ fees and commissions. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus public shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value ($10.15 per share) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

On September 30, 2022, 10,120,000 shares of Class A Common Stock outstanding are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The cash at bank is $65,640 as of September 30, 2022.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Class A common stock
Numerator: net loss allocable to Class A common stock	$(158,741)	$(300,334)
Denominator: weighted average number of Class A common stock	10,592,700	8,274,928
Basic and diluted net loss per redeemable Class A common stock	$(0.01)	$(0.04)

Class B common stock
Numerator: net loss allocable to non-redeemable Class B common stock	$(148,656)	$(279,160)
Denominator: weighted average number of Class B common stock	2,530,000	2,530,000
Basic and diluted net loss per Class B common stock	$(0.06)	$(0.11)

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

SEPTEMBER 30, 2022

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

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

During the period ended September 30, 2022, the Sponsor purchased 2,530,000 of the Company’s Class B common stock (the “Founder Shares”) in exchange for $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 5 — Related Party Transactions (Continued)

Promissory Note — Related Party

On August 31, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. Promissory Note was fully repaid on November 8, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,000,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of September 30, 2022, the amount under the Sponsor Working Capital Loan was $66,000.

Newsight Bridge Financing

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.45% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight.

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor has deposited $1,518,000 into the trust account.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period August 13, 2021 (inception) through September 30, 2022, $1,100,000 of expense was recorded and included in formation and operating costs in the statement of operations.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement dated November 1, 2021 requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022, there were 472,700 shares of Class A common stock issued and outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As at September 30, 2022 there were 2,530,000 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Note 7 – Stockholders’ Equity (Continued)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering except that, so long as they are held by our sponsor or its permitted transferees, they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination and will be entitled to the registration rights described above in Note 6.

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the audited financial statements were available to issue.

On October 28, 2022, the Company extended the date by which the Company has to consummate a business combination from November 3, 2022 to February 3, 2023 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor deposited an aggregate of $1,012,000 (representing $0.10 per public share) into the Company’s trust account on October 28, 2022 and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount.

As further described in Note 5, in connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.45% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Vision Sensing Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Visions Sensing LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on August 13, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

On August 30, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Newsight Imaging Ltd., an Israeli company (“Newsight”), and Newsight MergerSub, Inc., a Delaware corporation and wholly owned subsidiary of Newsight (“Merger Sub”).

Pursuant to the Business Combination Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (collectively, the “Transaction”), and following the Recapitalization and the PIPE Investment (as each such term is defined and described in the Business Combination Agreement), (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Newsight (the “Merger”); (ii) the common stock of the Company (including Class A common stock and Class B common stock) will be converted into ordinary shares of Newsight (“Newsight Ordinary Shares”) on a one-for-one basis; (iii) warrants to purchase the Company’s common stock will instead become eligible to purchase the same number of Newsight Ordinary Shares (referred to hereafter as “Newsight Ordinary Shares”) at the same exercise price and for the same exercise period; (iv) the Company will become a wholly owned subsidiary of Newsight; and (v) the Company will change its corporate name to Newsight HoldCo, Inc., and will have a restated certificate of incorporation appropriate for a private corporation.

Prior to the Closing, but subject to the completion of the Closing, Newsight will effect a recapitalization of its outstanding equity securities (the “Recapitalization”) so that the only class of outstanding equity of Newsight will be the Newsight Ordinary Shares (and certain options and warrants that are exercisable for Newsight Ordinary Shares). To effect the Recapitalization, (i) Newsight will effect a recapitalization of the Newsight Ordinary Shares so that the holders of the then outstanding Newsight Ordinary Shares will have shares valued at $10.00 per share having a total value of $215,000,000; and (ii) with respect to outstanding options to purchase Newsight Ordinary Shares, the number of Newsight Ordinary Shares issuable upon exercise of such security will be multiplied by the Conversion Ratio, as defined in the Business Combination Agreement, and the exercise price of such security will be divided by the Conversion Ratio. The Business Combination Agreement does not provide for any post-closing purchase price adjustments.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the nine months ended September 30, 2022 and for the period from August 13, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination, and for the nine months ended September 30, 2022, conducting due diligence, negotiating the Business Combination Agreement and preparing with Newsight a registration statement on Form F-4 to be filed in connection with the Business Combination (the “Form F-4”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and transaction expenses in connection with the Business Combination Agreement and the Form F-4.

For the three months ended September 30, 2022, we recorded net loss of $307,397, which resulted from interest and dividend income on investments held in the Trust Account in the amount of $463,661, offset by operating and formations costs of $771,058.

For the three months ended September 30, 2021, we had a net loss of $547, which consisted of operating costs of $547.

For the nine months ended September 30, 2022, we recorded net loss of $579,494, which resulted from a gain on interest and dividend income on investments held in the Trust Account in the amount of $612,720, partially offset by operating and formation costs of $1,145,828 and franchise tax expense of $46,386.

For the period from August 13, 2021 (inception) through September 30, 2021, we had a net loss of $547, which consisted of operating costs of $547.

Going Concern, Liquidity and Capital Resources

For the nine months ended September 30, 2022, net cash used in operating activities was $489,161, which was due to interest and dividend income on the investments held in the Trust Account of $612,720, partially offset by net loss of $547,494 and changes in working capital of $718,515.

For the period from August 13, 2021 (inception) through September 30, 2021 net cash used in operating activities was $0, which was due to the net loss of $547 and changes in working capital of $547.

For the nine months ended September 30, 2022, net cash provided by financing activities was $66,000 due to proceeds received from the issuance of a Sponsor Working Capital Loan.

For the period from August 13, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $25,000 due to proceeds received from the issuance of Class B common stock to the Sponsor of $25,000.

For the nine months ended September 30, 2022, there were no investing activities.

For the period from August 13, 2021 (inception) through September 30, 2021, there were no investing activities.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $76,140 and $449,301 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. Management plans to address this uncertainty with the successful closing of the Business Combination. The Company will have until February 3, 2023 (which can be extended to May 3, 2023 if the company’s Sponsor deposits an addition $1,012,000 into the Trust Account for such extension or such later date as may be approved by the Company’s stockholders in an amendment to the Company’s amended and restated certificate of incorporation (the “Company Charter”)), to consummate a Business Combination. If a Business Combination is not consummated by May 3, 2023 (assuming that the Company’s stockholders do not approve an amendment to the Company Charter extending such deadline), less than one year after the date these condensed consolidated financial statements are issued, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, as well as the Company’s working capital deficit, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 3, 2023. The Company intends to complete the proposed Business Combination before February 3, 2022; however, there can be no assurance that the Company will be able to consummate any Business Combination by February 3, 2023 or by May 3, 2023. Based upon the above analysis, management determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within less than one year after the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note - Related Party

On August 31, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the IPO. The Promissory Note was non-interest bearing and is payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the IPO. The Promissory Note was fully repaid on November 8, 2021.

Sponsor Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,000,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of September 30, 2022, there was $66,000 outstanding under the Sponsor Working Capital Loan. In the event that we need additional working capital, our Sponsor may provide us with additional loans, but such additional loans may not be convertible into Units.

Newsight Bridge Financing

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.45% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,00,000 to us, which we in turn advanced to Newsight.

Sponsor Loan to Fund Extension of Deadline to Complete the Business Combination

On October 28, 2022, at the request of our sponsor, our board extended the period of time to consummate a Business Combination to February 3, 2023, our Sponsor deposited $1,012,000 (representing $0.10 per public unit sold in the Company’s initial public offering) into our Trust Account, and we issued to our Sponsor a non-interest bearing, unsecured promissory note in that amount (the “First Extension Note”). Underwriting Agreement

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of three and a half percent (3.50%) of the gross proceeds of the Offering upon closing of the Business Combination, or $3,542,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40 - Derivatives and Hedging - Contracts in Entity’s Own Equity under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 - Distinguishing Liabilities from Equity. Shares of Class A Common Stock subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. We adopted ASU 2020-06 effective January 1, 2022 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the nine months ended September 30, 2022 and for the period from August 13, 2021 (inception) through September 30, 2021.

Our management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on August 10, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in final prospectus for the Initial Public Offering declared effective by the SEC.

The risk factor disclosure in our final prospectus as set forth under the heading “If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations” is replaced in its entirety with the following risk factor:

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

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

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Further, the risk factor disclosure in our final prospectus as set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations” is replaced in its entirety with the following risk factor:

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are on Nasdaq, we are a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

Except for franchise taxes and income taxes, the proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax or any other fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2.1	Business Combination Agreement, dated August 30, 2022, by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and Vision Sensing Acquisition Corp. (1)
10.2	Form of Lock-Up Agreement, dated August 30, 2022, by and among Vision Sensing Acquisition Corp, Newsight Imaging Ltd., and the shareholders of Newsight Imaging Ltd. party thereto. (1)
10.4	Form of Voting Agreement, dated August 30, 2022, by and among Newsight Imaging Ltd., Vision Sensing Acquisition Corp. and the shareholders of Newsight Imaging Ltd. party thereto. (1)
10.5	Sponsor Voting Agreement, dated August 30, 2022, by and among Visions Sensing LLC, Vision Sensing Acquisition Corp. and Newsight Imaging Ltd. (1)
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the company’s Current Report on Form 8-K filed on September 6, 2022. Exhibit numbers above correspond to the exhibit numbers on such Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vision Sensing Acquisition Corp.

Date: November 14, 2022	By:	/s/ George Peter Sobek
George Peter Sobek
Chief Executive Officer

Vision Sensing Acquisition Corp.

Date: November 14, 2022	By:	/s/ Hang Kon Louis Ma
Hang Kon Louis Ma
Chief Financial Officer

