Form 10-K
period 2022-12-31
VISION SENSING ACQUISITION CORP.
filed 2023-03-24
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $101,402,400, based on a closing market price of $10.02 on the Nasdaq Stock Market.

As of March 20, 2023, there were 10,592,700 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”), which number includes 728,885 shares in unseparated units, and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

On November 3, 2021, we consummated our initial public offering of 10,120,000 units, including the underwriters’ over-allotment option of an additional 1,320,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and three-quarters of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $101,200,000. We have until May 3, 2023 to consummate an initial business combination, which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation.

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

Extension

On October 28, 2022, at the request of our sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount. On February 2, 2023, at the request of our sponsor, we extended period of time to consummate a Business Combination a second time to May 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a second non-interest bearing, unsecured promissory note in that amount. If we do not complete the Business Combination with Newsight or another business combination by May 3, 2023 (which may be extended to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

If the Company is unable to complete a Business Combination with Newsight or another Business Combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 3, 2023 (or such later date as may be approved by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Proposed Business Combination

On August 30, 2022, the Company entered into a Business Combination Agreement (the “Original Business Combination Agreement”) with Newsight Imaging Ltd., an Israeli company (“Newsight”), and Newsight MergerSub, Inc., a Delaware corporation and wholly owned subsidiary of Newsight (“Merger Sub”), which has since been amended by Amendment No. 1 to Business Combination Agreement dated January 19, 2023 (the “First BCA Amendment”) and Amendment No. 2 to Business Combination agreement dated January 29, 2023 (the “Second BCA Amendment”). We refer to the Original Business Combination Agreement as amended by the two amendments as the “Business Combination Agreement.”

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

On January 19, 2023, the Company, Newsight and Merger Sub entered into the First BCA Amendment to amend Article 40.1(a) of Exhibit H to the Original Business Combination Agreement (the form of Amended and Restated Article of Association of Newsight that will become effective in connection with consummation of the Business Combination) to provide that the U.S. federal district courts will have exclusive jurisdiction to resolve complaints asserting a cause of action under the Securities Exchange Act of 1934, as amended. On January 29, 2023, the Company, Newsight and Merger Sub entered into the Second BCA Amendment to amend the definition of “Outside Date” in Section 10.1 in the Original Business Combination Agreement to change the Outside Date from February 3, 2023 to May 3, 2023. The amendment extends the Outside Date to match the new deadline for the Company under its organizational documents to complete its initial business combination.

Merger Consideration

Prior to the Effective Time, Newsight intends to effect a stock split to cause the implied value of the outstanding Newsight ordinary shares immediately prior to the Effective Time to equal $10.00 per share as of an agreed measurement time shortly prior to Closing (and valuing Newsight equity as of such agreed measurement time at the Total Deal Value) (the “Recapitalization”).

Pursuant to the Business Combination Agreement and assuming the Recapitalization has occurred, at the Effective Time (a) each share of VSAC Common Stock outstanding immediately prior to the Effective Time shall be cancelled, and be exchanged for one Newsight ordinary share, subject to adjustment described herein, and (b) each VSAC warrant outstanding immediately prior to the Effective Time will be assumed by Newsight and will become a Newsight warrant.

The Business Combination Agreement provides that if, between the effectiveness of the Recapitalization and the Effective Time of the Business Combination, (a) the outstanding Newsight Ordinary Shares shall have been increased, decreased, changed into or exchanged for a different number of shares or different class, in each case, by reason of any reclassification, recapitalization, stock split (including reverse stock split), split-up, combination or exchange or readjustment of shares, (b) a stock dividend or dividend payable in any other securities of Newsight shall be declared with a record date within such period, or (c) any similar event shall have occurred, then in each case the Newsight Ordinary Shares issuable under the Business Combination Agreement in exchange for VSAC Securities shall be appropriately adjusted to provide the holders thereof the same economic effect as contemplated by the Business Combination Agreement prior to such event.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022 and in our Current Report on Form 8-K filed with the SEC on January 30, 2023 as well as in the Newsight Form F-4 described below.

Newsight Registration Statement on Form F-4

Newsight filed a Registration Statement on Form F-4 with the SEC on December 8, 2022 to register the issuance of the Newsight Ordinary Shares that will be issued at the consummation of the Business Combination, the warrants exercisable for Newsight Ordinary Shares that will result from the amendment of the Company’s public warrants at the consummation of the Business Combination and the Newsight Ordinary Shares issuable upon exercise of such warrants. Newsight filed an Amendment No. 1 thereto on January 20, 2023 and an Amendment No. 2 thereto on February 13, 2023. We use the term “Newsight Form F-4” to refer to the original registration statement as amended by the two amendments and as it may be subsequently further amended.

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

Satisfaction of 80% Test

The balance of the funds in the Trust Account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of the Business Combination Agreement with Newsight was approximately $102,718,000 and 80% thereof represents approximately $82,174,400. In determining whether the 80% requirement was met, rather than relying on any one factor, VSAC’s board of directors concluded that it was appropriate to base such valuation all of the qualitative factors described in this section and the section of this proxy statement entitled “VSAC’s Board of Directors’ Reasons for the Business Combination and Recommendation of Its Board of Directors” as well as quantitative factors, such as the value ascribed to the outstanding ordinary shares and options of Newsight prior to the transaction being $215 million and the anticipated implied equity value of the combined company being approximately $380 million, assuming no redemptions, with no material debt expected to be outstanding. Based on the qualitative and quantitative information used to approve the Business Combination described herein, VSAC’s board of directors determined that the 80% fair market value requirement was met.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $105.8 million as of March 20, 2023, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by May 3, 2023 ( which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until November 3, 2022 (or until May 3, 2023 if we extend the period of time to consummate a business combination) to complete our initial business combination. We have obtained two extensions extending the period to May 3, 2023. If we are unable to complete our initial business combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by May 3, 2023(which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. As of March 20, 2023 we had funds in the amount of $2,761 remaining outside the trust account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation)or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 3, 2023 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our ability to realize anticipated benefits of the Business Combination, and unanticipated expenses or delays in connection with the Business Combination.

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

On March 20, 2023, there were one holder of record of our shares of Class A common stock, one holder of record of our Class B common stock, one holder of record of our warrants and two holders of record of our units.

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

On October 28, 2022, at the request of our sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount. On February 2, 2023, at the request of our sponsor, we extended period of time to consummate a Business Combination a second time to May 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a second non-interest bearing, unsecured promissory note in that amount. If we do not complete the Business Combination with Newsight or another business combination by May 3, 2023 (which may be extended to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

As of December 31, 2022, we have available to us $71650 of cash on our balance sheet and a working deficit of $2,091,056.

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

On August 30, 2022, the Company entered into the Original Business Combination Agreement with Newsight, and MergerSub, which has since been amended on January 19, 2023 by the First BCA Amendment and again on January 29, 2023 by the Second BCA Amendment. We refer to the Original Business Combination Agreement as amended by the two amendments as the “Business Combination Agreement.”

Pursuant to the Business Combination Agreement, at the Closing of the Transactions contemplated thereunder, and following the Recapitalization and the PIPE Investment (as each such term is defined and described in the Business Combination Agreement), (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Newsight, which we refer to as the Merger; (ii) the common stock of the Company (including Class A common stock and Class B common stock) will be converted into Newsight Ordinary Shares on a one-for-one basis; (iii) warrants to purchase the Company’s common stock will instead become eligible to purchase the same number of Newsight Ordinary Shares at the same exercise price and for the same exercise period; (iv) the Company will become a wholly owned subsidiary of Newsight; and (v) the Company will change its corporate name to Newsight HoldCo, Inc., and will have a restated certificate of incorporation appropriate for a private corporation.

On January 19, 2023, the Company, Newsight and Merger Sub entered into the First BCA Amendment to amend Article 40.1(a) of Exhibit H to the Original Business Combination Agreement (the form of Amended and Restated Article of Association of Newsight that will become effective in connection with consummation of the Business Combination) to provide that the U.S. federal district courts will have exclusive jurisdiction to resolve complaints asserting a cause of action under the Securities Exchange Act of 1934, as amended. On January 29, 2023, the Company, Newsight and Merger Sub entered into the Second BCA Amendment to amend the definition of “Outside Date” in Section 10.1 in the Original Business Combination Agreement to change the Outside Date from February 3, 2023 to May 3, 2023. The amendment extends the Outside Date to match the new deadline for the Company under its organizational documents to complete its initial business combination.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022 and our Current Report on Form 8-K filed with the SEC on January 30, 2023 and in the Newsight Form F-4 described below.

Newsight filed a Registration Statement on Form F-4 with the SEC on December 8, 2022 to register the issuance of the Newsight Ordinary Shares that will be issued at the consummation of the Business Combination, the warrants exercisable for Newsight Ordinary Shares that will result from the amendment of the Company’s public warrants at the consummation of the Business Combination and the Newsight Ordinary Shares issuable upon exercise of such warrants. Newsight filed an Amendment No. 1 thereto on January 20, 2023 and an Amendment No. 2 thereto on February 13, 2023. We use the term “Newsight Form F-4” to refer to the original registration statement as amended by the two amendments and as it may be subsequently further amended.

For further information regarding the Merger Agreement and our proposed initial Business Combination with Newsight, please refer to Note 1 of this Annual Report and the Newsight Form S-4.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for an initial Business Combination, conducting due diligence on prospective targets, negotiating the Business Combination Agreement with Newsight and preparing filings with the SEC including working with Newsight on the Newsight Form F-4. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 13, 2021 (inception) through December 31, 2022, we had a net loss of $500,714, which consists of formation and operating costs of $1,703,806, franchise tax cost of $286,821, and interest earned on investments held of $1,494,913.

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

For the period from August 13, 2021 (inception) through December 31, 2022, cash used in operating activities was $1,178,821.

As of December 31, 2022, we had investments of $105,082,318 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2022, we withdraw $142,595 interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $71,650 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units as described above. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of December 31, 2022, we had received total advances under this note in the principal amount of $333,900.

We issued two non-interest-bearing, unsecured promissory notes each in the principal amount of $1,012,000 to our sponsor on October 28, 2022 and February 2, 2023 to fund the two extensions to the deadline to complete our initial business combination as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. These notes are not convertible into units.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 3, 2023 (which may be extended to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 3, 2023.

Contractual Obligations

On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of December 31, 2022, we had received total advances under this note in the principal amount of $1,345,900.

We issued two non-interest-bearing, unsecured promissory notes each in the principal amount of $1,012,000 to our sponsor on October 28, 2022 and February 2, 2023 to fund the two extensions to the deadline to complete our initial business combination as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. These notes are not convertible into units.

Except for the notes issued to our sponsor described above, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee up to $10,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on November 3, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

On December 31, 2022, 10.120,000 shares of Class A Common Stock outstanding are subject to possible redemption.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

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

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
George Peter Sobek	46	Chairman and Chief Executive Officer
Hang Kon Louis Ma	60	Director, Chief Financial Officer and Secretary
Joseph Mitchell Magen	49	Director
William Welser IV	45	Director
Garry Richard Stein	77	Director

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

Garry Richard Stein is our director. Mr. Stein has global experience of over 50 years in banking, investment management, mergers and acquisitions, private equity, and public and private board and executive roles. He is a financial and strategic advisor for a number of resource-based, scientific and technology ventures. Since August 2021, Mr. Stein has been serving as an independent non-executive director of Liberty Resources Acquisition Corp., where he serves on, and is the chair of, the audit committee of its board of directors, and the manager of its sponsor, Liberty Fields LLC. Liberty Resources is a blank check special purpose acquisition company. Since May 2021, Mr. Stein has been serving as an executive director and the Chief Financial Officer of PHP Ventures Acquisition Corp. (NASDAQ: PPHPU). PHP is a Nasdaq listed blank check special purpose acquisition company aiming to acquire consumer-facing companies with a significant Africa presence or a compelling Africa potential. From July 2019 to September 2021, Mr. Stein served as a director of Hope Gold Limited, a junior gold mining producer in the Republic of Ghana and until April 2021, he also served as its Chief Financial Officer. From November 2017 to March 2019, Mr. Stein served as the Managing Partner and Chief Knowledge Officer of Quotable Management Limited. Quotable was a strategic advisor in partnership with the World Reserve Trust Group of Companies in development and operation of the technology design for the global trade settlement platform based on Digital Ledger Technology. In this role, Mr. Stein was instrumental in the strategic planning, design concepts and implementation of modern distributed ledger and related technologies to the issues of global trade on which he held several trademarks and patents. Mr. Stein was the founder and, from November 2013 to January 2018, the Managing Director of CAF Limited, a company established to develop and operate a unique new financial services business that designed a unique structured finance commodity streaming product. In addition, Mr. Stein was the President of a top-performing resource based mutual fund, head of investments for a Canadian bank, head of asset/liability management for a major Canadian bank, manager of a large high-income bond fund, and held several other advisory and investment management roles. He held roles as director and/or officer of numerous public and private companies and foundations. Mr. Stein holds a Bachelor of Science degree in Chemistry from the Case Western Reserve University, a Master of Applied Science degree in Metallurgy and Material Science from University of Toronto, a Master of Business Administration degree from Schulich School of Business, York University, and is a Fellow of the Institute of Canadian Banking. We believe Mr. Stein is well-qualified to serve as a member of our board of directors due to his experience in financial industry, international expertise, and his contacts and relationships.

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

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. On September 2, 2021, our sponsor issued to each of our five directors and executive officers a service member membership interest in the sponsor in consideration for services to be provided to the sponsor and/or us characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor that will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. The ratable shares of Mr. Sobek, Mr. Ma, Mr. Magen, Mr. Welser and Mr. Stein are, respectively, 115,000, 30,000, 20,000, 20,000 and 90,000 shares of the Company’s Class B common stock.

We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Except as set forth in the preceding paragraph, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 28, 2023 by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Outstanding common stock
5% Holders
Vision Sensing LLC & Dr. George Cho Yiu So (1) c/o Vision Sensing Acquisition Corp. 78 SW 7th Street, Suite 500 Miami, FL 33130	472,700	4.46%	2,530,000	100%	22.88%
Periscope Capital Inc. (2) 333 Bay Street, Suite 1240 Toronto, Ontario Canada M5H 2R2	793,597	7.49%	—	—	6.05%
Saba Capital Management, L.P. (3) Boaz R. Weinstein Saba Capital Management GP, LLC 405 Lexington Ave., 58th Floor New York, NY 10174	840,257	7.93%	—	—	6.40%
Executive officers and directors
George Peter Sobek(4)	0	0%	115,000	4.55%	*
Hang Kon Louis Ma(5)	0	0%	30,000	1.19%	*
Joseph Mitchell Magen(6)	0	0%	20,000	0.79%	*
William Welser IV(7)	0	0%	20,000	0.79%	*
Garry Richard Stein(8)	0	0%	100,000	3,95%	*
All executive officers and directors as a group (five individuals)	0	0%	285,000	11.26%	2.17%

* Less than one percent.

(1)	Vision Sensing LLC is VSAC’s Sponsor. Its holdings include 472,700 shares of outstanding Class A common Stock and all 2,530,000 shares of outstanding Class B common stock, which are also referred to as founder shares. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Dr. George Cho Yiu So is the manager and controlling member of Vision Sensing LLC and so could be deemed to be the beneficial owner of all of the shares held of record by Vision Sensing LLC. Dr. So, disclaims beneficial ownership of 1,814,181 of the shares of VSAC Class B common stock held by Vision Sensing LLC.

(2)	A Schedule 13G dated February 13, 2023 states that Periscope Capital Inc. (Periscope) is the beneficial owner of 612,897 shares of outstanding Class A common stock and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 180,700 shares of outstanding Class A common stock.

(3)	A Schedule 13G/A dated February 14, 2023 states that Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Boaz R. Weinstein have entered into a Joint Filing Agreement, dated November 10, 2021, pursuant to which the Reporting Persons have agreed to file the Schedule 13G and any subsequent amendments hereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Act; that any disclosures herein with respect to persons other than the Reporting Persons are made on information and belief after making inquiry to the appropriate party; and that the filing of this statement should not be construed as an admission that any of the foregoing persons or the Reporting Persons is, for the purposes of Section 13 of the Act, the beneficial owner of the common stock reported herein.

(4)	Mr. Sobek holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Sobek’s ratable share is 115,000 shares of the Company’s Class B common stock.

(5)	Mr. Ma holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Ma’s ratable share is 30,000 shares of the Company’s Class B common stock.

(6)	Mr. Magen holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Magen’s ratable share is 20,000 shares of the Company’s Class B common stock.

(7)	Mr. Welser holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Welser’s ratable share is 20,000 shares of the Company’s Class B common stock.

(8)	Mr. Stein holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Stein’s ratable share is 90,000 shares of the Company’s Class B common stock. Mr. Stein’s wife similar holds a membership interest in the Company’s sponsor, and her ratable share is 10,000 shares of the Company’s Class B Common Stock. Her ratable share is included in the shares attributed to Mr. Stein; however, Mr. Stein disclaims beneficial ownership of his wife’s shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On September 2, 2021, we issued an aggregate of 2,530,000 founder shares (shares of our Class B common stock) to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.01 per share. Also on September 2, 2021, our sponsor issued to each of our five directors and executive officers a service member membership interest in the sponsor in consideration for services to be provided to the sponsor and/or us characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor that will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. The ratable shares of Mr. Sobek, Mr. Ma, Mr. Magen, Mr. Welser and Mr. Stein are, respectively, 115,000, 30,000, 20,000, 20,000 and 90,000 shares of the Company’s Class B common stock.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units as described above. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of December 31, 2022, we had received total advances under this note in the principal amount of $1,345,900.

We issued two non-interest-bearing, unsecured promissory notes each in the principal amount of $1,012,000 to our sponsor on October 28, 2022 and February 2, 2023 to fund the two extensions to the deadline to complete our initial business combination as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. These notes are not convertible into units.

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

Audit Fees. For the period from August 13, 2021 (inception) through December 31, 2022, fees for our independent registered public accounting firm were approximately $172,500, for the services Adeptus performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from August 13, 2021 (inception) through December 31, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from August 13, 2021 (inception) through December 31, 2022, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from August 13, 2021 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement. (2)
2.1	Business Combination Agreement dated August 30, 2022 by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and the Company. (3)
2.1.1	Amendment No. 1 to Business Combination Agreement dated January 19, 2023 by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and the Company. *
2.1.2	Amendment No. 2 to Business Combination Agreement dated January 29, 2023 by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and the Company. (4)
3.2	Amended and Restated Certificate of Incorporation. (2)
3.3	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (2)
4.4.1	Form of Assignment, Assumption and Amendment to Warrant Agreement to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and among Newsight Imaging Ltd., the Company and Continental Stock Transfer and Trust Company. (3)
4.5	Description of Registrant’s Securities.*
10.1	Letter Agreement, among the Company, its officers and directors and the Company’s sponsor, Vision Sensing LLC. (2)
10.1.1	Form of First Amendment to Letter Agreement to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and among Newsight Imaging Ltd., the Company, Vision Sensing LLC and the Insiders party thereto. (3)
10.2	Promissory Note, issued to Vision Sensing LLC (1)
10.3	Investment Management Trust Agreement, dated November 1, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, between the Registrant and certain securityholders. (2)
10.4.1	Form of First Amendment to Registration Rights Agreement to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and among Newsight Imaging Ltd., the Company and Vision Sensing LLC. (3)
10.5	Securities Subscription Agreement between the Registrant and Vision Sensing LLC. (1)
10.7	Placement Unit Purchase Agreement between the Registrant and Vision Sensing LLC. (2)
10.7.1	Amendment No. 1 to Placement Unit Purchase Agreement dated February 10, 2023 by and between the Company and Vision Sensing, LLC. *
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Agreement by and between the Registrant and Vision Sensing, LLC. (2)

10.11	Form of Lock-Up Agreement dated August 30, 2022, by and among Vision Sensing Acquisition Corp., Newsight Imaging Ltd., and the shareholders of Newsight Imaging Ltd. party thereto. (3)
10.12	Form of Voting and Support Agreement dated August 30, 2022 by and among Newsight Imaging Ltd., the Company and the shareholders of Newsight Imaging Ltd. party thereto. (3)
10.13	Form of Sponsor Voting Agreement, dated August 30, 2022, by and among Vision Sensing LLC, Vision Sensing Acquisition Corp. and Newsight Imaging Ltd. (3)
10.14	Form of Non-Competition and Non-Solicitation Agreement to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and between Newsight Imaging Ltd. and certain of its executive officers. (3)
10.15	Form of Registration Rights Agreement Amendment to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and between Newsight Imaging Ltd. and certain of its shareholders. (3)
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 12, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 3, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 9, 2022.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 30, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2023	Vision Sensing Acquisition Corp.

	By:	/s/ George Peter Sobek
	Name:	George Peter Sobek
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ George Peter Sobek	Chairman and Chief Executive Officer	March 24, 2023
George Peter Sobek	(Principal Executive Officer)

/s/ Hang Kon Louis Ma	Director, Chief Financial Officer, and Secretary	March 24, 2023
Hang Kon Louis Ma	(Principal Financial Officer)

/s/ Joseph Mitchell Magen	Director	March 24, 2023
Joseph Mitchell Magen

/s/ William Welser IV	Director	March 24, 2023
William Welser IV

/s/ Garry Richard Stein	Director	March 24, 2023
Garry Richard Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vision Sensing Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vision Sensing Acquisition Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the period of August 13, 2021 (inception) to December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period of August 13, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

We have served as the Company’s auditor since 2021.

Ocean, New Jersey March 24, 2023 PCAOB ID: 3686

Vision Sensing Acquisition Corp.

BALANCE SHEETS

DECEMBER 31, 2022

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$71,650	$499,301
Other receivable	10,000	-
Prepaid expense	28,153	38,100
Total Current Assets	109,803	537,401

Cash and Marketable Securities held in trust account	105,082,318	102,725,633

Total Assets	$105,192,121	$103,263,034

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$-	$30,000
Account payables	640,448	17,066
Working capital loan	333,900	-
Extension loan	1,012,000
Income tax payable	5,000	77,310
Franchise tax payable	209,511
Total Current Liabilities	2,200,859	124,376

Deferred underwriter commission	3,542,000	3,542,000

Total Liabilities	5,742,859	3,666,376

Commitments and Contingencies

Class A common stock subject to possible redemption; 10,120,000 shares (at $10.25 per share at December 31, 2022 and $10.15 per share at December 31, 2021)	103,730,000	102,718,000

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 10,120,000 shares subject to possible redemption)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253

Additional paid-in capital	-	-
Accumulated deficit	(4,281,038)	(3,121,642)
Total Shareholders’ Deficit	(4,280,738)	(3,121,342)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$105,192,121	$103,263,034

The accompanying notes are an integral part of these financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF OPERATIONS

DECEMBER 31, 2022

	For the Year Ended December 31, 2022	For the Period from August 13, 2021 (Inception) through December 31, 2021

Formation and operating costs	$(1,420,165)	$(283,641)
Franchise Tax	(209,511)	(77,310)
Loss from Operations	(1,629,676)	(360,951)

Other Income (Expenses)
Interest earned on marketable securities held in trust account	1,487,280	7,633
Net Income (loss) before income tax	$(142,396)	$(353,318)
Income tax	(5,000)	-
Net Income (loss)	(147,396)	(353,318)

Weighted average shares outstanding of Class A common stock	10,592,700	2,440,385
Basic and diluted net income (loss) per common stock	$0.02	$(0.08)
Weighted average shares outstanding of Class B common stock	2,530,000	2,171,135
Basic and diluted net income (loss) per common stock	$(0.12)	$(0.08)

The accompanying notes are an integral part of these financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM AUGUST 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021	472,700	$47	2,530,000	$253	$-	$(3,121,642)	$(3,121,342)

Net loss	-	-	-	-	-	(147,396)	(147,396)
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)						(1,012,000)	(1,012,000)
Balance – December 31, 2022	472,700	$47	2,530,000	$253	$-	$(4,281,038)	$(4,280,738)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - August 13, 2021 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B Common stock to Sponsor	-	-	2,530,000	253	24,747	-	25,000
Sale of Units in Initial Public Offering, net of offering costs	10,120,000	1,012	-	-	98,738,964	-	98,739,976
Class A Common Stock subject to possible redemption	(10,120,000)	(1,012)	-	-	(102,716,988)	-	(102,718,000)
Sale of Private Placement Units	472,700	47	-	-	4,726,953		4,727,000
Deferred underwriting commission	-	-	-	-	(3,542,000)		(3,542,000)
Re-classification	-	-	-	-	2,768,324	(2,768,324)	-
Net Loss	-	-	-	-	-	(353,318)	(353,318)
Balance – December 31, 2021	472,700	$47	2,530,000	$253	$-	$(3,121,642)	$(3,121,342)

The accompanying notes are an integral part of these financial statements

Vision Sensing Acquisition Corp.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND

FOR THE PERIOD FROM AUGUST 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the Year Ended December 31, 2022	For the Period from August 13, 2021 (Inception) through December 31, 2021
Cash flows from operating activities:
Net loss	$(147,396)	$(353,318)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,487,280)	(7,633)
Changes in operating assets and liabilities:
Prepaid expenses	9,947	(38,100)
Accounts payable and accrued offering costs	623,382	17,066
Accrued expenses	(30,000)	30,000
Franchise tax payable	132,201	77,310
Income tax payable	5,000	-
Other receivable	(10,000)	-
Net cash used in operating activities	(904,146)	(274,675)

Cash flows from investing activities:
Interest withdraw from Trust Account	142,595
Investment of cash in Trust Account	(1,012,000)	(102,718,000)
Net cash used in investing activities	(869,405)	(102,718,000)

Cash flows from financing activities:
Working capital loan	333,900	-
Extension loan	1,012,000	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of underwriting discount paid	-	99,176,000
Proceeds from sale of private placement units	-	4,727,000
Payment of offering costs	-	(436,024)
Net cash provided by financing activities	1,345,900	103,491,976

Net change in cash	(427,651)	499,301
Cash at the beginning of the period	499,301
Cash at the end of the period	$71,650	499,301

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	-	3,542,000
Initial Classification of Class A common stock subject to redemption	-	102,718,000

The accompanying notes are an integral part of these financial statements

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through December 31, 2022, relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 1 — Description of Organization and Business Operations (Continued)

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $6,002,024 consisting of $2,024,000 of cash underwriting fees, $3,542,000 of deferred underwriting fees and $436,024 of other costs.

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2022, we have available to us $76,140 of cash on our balance sheet and a working capital deficit of $779,189.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $71,650 in cash and no cash equivalents as of December 31, 2022.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

Marketable Securities Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds. As of December 31, 2022, the balance in the Trust Account was $105,082,318.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $5,000 for the year ended December 31, 2022.

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

On December 31, 2022, 10,120,000 shares of Class A Common Stock outstanding are subject to possible redemption.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The cash at bank is $71,650 as of December 31, 2022.

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

	For the Year Ended December 31, 2022	For the Period from August 13, 2021 (Inception) through December 31, 2021
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	$171,799	$(183,380)
Denominator: weighted average number of Class A common stock	10,592,700	2,440,385
Basic and diluted net income (loss) per redeemable Class A common stock	$0.02	$(0.08)

Class B common stock
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(314,194)	$(169,938)
Denominator: weighted average number of Class B common stock	2,530,000	2,171,135
Basic and diluted net income (loss) per Class B common stock	$(0.12)	$(0.08)

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 2 — Summary of Significant Accounting Policies (Continued)

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 5 — Related Party Transactions

Founder Shares

During the period ended December 31, 2022, the Sponsor purchased 2,530,000 of the Company’s Class B common stock (the “Founder Shares”) in exchange for $25,000. The number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. The Founder Shares are no longer subject to forfeiture due to full exercise of the over-allotment by the underwriter.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,000,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of December 31, 2022, the amount under the Sponsor Working Capital Loan was $1,345,900.

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

Sponsor Funding of Trust Account

In order to fund the trust to the required level, the Sponsor has deposited $1,012,000 into the trust account.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period August 13, 2021 (inception) through December 31, 2022, $1,420,165 of expense was recorded and included in formation and operating costs in the statement of operations.

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

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — Our amended and restated memorandum and articles of association authorize the Company to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022, there were 472,700 shares of Class A common stock issued and outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As at December 31, 2022 there were 2,530,000 shares of Class B common stock issued and outstanding.

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

DECEMBER 31, 2022

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

