Form 10-Q
period 2023-03-31
VISION SENSING ACQUISITION CORP.
filed 2023-05-15
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 2,085,208 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) which number includes 490,607 shares in unseparated units, and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

VISION SENSING ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements:	1
	Balance Sheet as of March 31, 2023 (Unaudited) and December 31, 2022 (Audited)	1
	Statement of Operations for the three month period of March 31, 2023 and March 31, 2022 (Unaudited)	2
	Statement of Changes in Stockholders’ Equity for the three month period of March 31, 2023 (Unaudited) and the three month period of March 31, 2022 (Unaudited)	3
	Statement of Cash Flows for the three month period of March 31, 2023 and March 31, 2022 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION:		25

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISION SENSING ACQUISITION CORP.

BALANCE SHEET

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current Assets
Cash	$250	$71,650
Other receivable	-	10,000
Prepaid expense	28,153	28,153
Cash and Marketable Securities held in trust account	107,213,024
Total Current Assets	107,241,427	109,803

Cash and Marketable Securities held in trust account	-	105,082,318

Total Assets	$107,241,427	$105,192,121

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$20,000	$-
Account payables	905,468	640,448
Working capital loan	363,875	333,900
Extension loan	2,024,000	1,012,000
Income tax payable	5,000	5,000
Franchise tax payable	209,511	209,511
Deferred underwriter commission	3,542,000	-
Total Current Liabilities	7,069,854	2,200,859

Deferred underwriter commission	-	3,542,000

Total Liabilities	7,069,854	5,742,859

Commitments and Contingencies

Class A common stock subject to possible redemption; 10,120,000 shares (at $10.35 per share at March 31, 2022 and $10.25 per share at December 31, 2022)	104,742,000	103,730,000

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 10,120,000 shares subject to possible redemption)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253
Additional paid-in capital	-	-
Accumulated deficit	(4,570,727)	(4,281,038)
Total Shareholders’ Deficit	(4,570,427)	(4,280,738)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$107,241,427	$105,192,121

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Formation and operating costs	$(396,395)	$(164,446)
Loss from Operations	(396,395)	(164,446)

Other Income (Expenses)
Interest earned on marketable securities held in trust account	1,118,706	10,344
Net Income (loss) before income tax	$722,311	$(154,102)

Weighted average shares outstanding of Class A common stock	10,592,700	10,592,700
Basic and diluted net income (loss) per common stock	$0.08	$(0.01)
Weighted average shares outstanding of Class B common stock	2,530,000	2,530,000
Basic and diluted net income (loss) per common stock	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021 (Audited)	472,700	$47	2,530,000	$253	$-	$(3,121,643)	$(3,121,342)
Net loss	-	-	-	-	-	(154,102)	(154,102)
Balance – March 31, 2022 (Unaudited)	472,700	$47	2,530,000	$253	$-	$(3,275,745)	$(3,275,444)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (Audited)	472,700	$47	2,530,000	$253	$-	$(4,281,038)	$(4,280,738)
Net income	-	-	-	-	-	722,311	722,311
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)	-	-	-	-	-	(1,012,000)	(1,012,000)
Balance – March 31, 2023 (Unaudited)	472,700	$47	2,530,000	$253	$-	$(4,570,727)	$(4,570,427)

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$722,311	$(154,102)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest earned on marketable securities held in Trust Account	(1,118,706)	(10,344)
Changes in operating assets and liabilities:
Prepaid expenses	-	9,946
Accounts payable and accrued offering costs	265,020	19,934
Accrued expenses	20,000	-
Franchise tax payable	-	(77,310)
Income tax payable	-	-
Other receivable	10,000	-
Net cash used in operating activities	(101,375)	(211,876)

Cash flows from investing activities:
Interest withdraw from Trust Account		-
Investment of cash in Trust Account	(1,012,000)	-
Net cash used in investing activities	(1,012,000)	-

Cash flows from financing activities:
Working capital loan	29,975	-
Extension loan	1,012,000	-
Proceeds from issuance of Class B common stock to Sponsor	-	-
Proceeds from sale of Units, net of underwriting discount paid	-	-
Proceeds from sale of private placement units	-	-
Payment of offering costs	-	-
Net cash provided by financing activities	1,041,975	-

Net change in cash	(71,400)	(211,876)
Cash at the beginning of the period	71,650	499,301
Cash at the end of the period	$250	287,425

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the Offering (as defined below), the Company’s search for acquisition targets and due diligence, the negotiation of the Business Combination Agreement (as defined below) and assisting Newsight Imaging Ltd. in the preparation and filing of its Registration Statement on Form F-4 and amendments thereto. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2023, we have available to us $250 of cash on our balance sheet and a working capital of $100,171,572.

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

Proposed Business Combination

On August 30, 2022, the Company entered into a Business Combination Agreement (the “Original Business Combination Agreement” and as it has been amended and may be further amended or restated, the “Business Combination Agreement”) with Newsight Imaging Ltd., an Israeli company (“Newsight”), and Newsight MergerSub, Inc., a Delaware corporation and wholly owned subsidiary of Newsight (“Merger Sub”).

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

On January 19, 2023, the Company, Newsight and Merger Sub entered into an Amendment No. 1 to Business Combination Agreement (the “First BCA Amendment”) to amend Article 40.1(a) of Exhibit H to the Original Business Combination Agreement (the form of Amended and Restated Articles of Association of Newsight that will become effective in connection with consummation of the Business Combination) to provide that the U.S. federal district courts will have exclusive jurisdiction to resolve complaints asserting a cause of action under the Securities Exchange Act of 1934, as amended. On January 29, 2023, the Company, Newsight and Merger Sub entered into Amendment No. 2 to Business Combination Agreement (the “Second BCA Amendment”) to amend the definition of “Outside Date” in Section 10.1 in the Original Business Combination Agreement to change the Outside Date from February 3, 2023 to May 3, 2023. The amendment extends the Outside Date to match the new deadline for the Company under its organizational documents to complete its initial business combination. Copies of the First BCA Amendment and Second BCA Amendment are attached as Exhibit 2.1.1 and 2.1.2 to this Quarterly Report and incorporated by reference herein.

Newsight Registration Statement on Form F-4

Newsight filed a Registration Statement on Form F-4 with the SEC on December 8, 2022 to register the issuance of the Newsight Ordinary Shares that will be issued at the consummation of the Business Combination, the warrants exercisable for Newsight Ordinary Shares that will result from the amendment of the Company’s public warrants at the consummation of the Business Combination and the Newsight Ordinary Shares issuable upon exercise of such warrants. Newsight filed an Amendment No. 1 thereto on January 20, 2023, an Amendment No. 2 thereto on February 13, 2023 and an Amendment No. 3 thereto on March 27, 2023. We use the term “Newsight Form F-4” to refer to the original registration statement as amended by the three amendments and as it may be subsequently further amended.

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

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

The Company’s amended and restated certificate of incorporation originally provided that we have up to 12 months from the closing of our IPO, or until November 3, 2022, to consummate an initial business combination; however, if we anticipated that we may not be able to consummate a Business Combination within 12 months, we could, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months, or until May 3, 2023), subject to our sponsor depositing additional funds into the trust account. As described in further detail in Note 8 below, On May 1, 2023, the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation that allows our board of directors, if requested by our sponsor, to further extend the period of time to consummate a Business Combination by up to six 1-month extensions until November 3, 2023, subject to our sponsor depositing additional funds into the trust account.

Extensions

On October 28, 2022 and again on February 2, 2023, at the request of our sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023 and May 3, 2023, respectively, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account for each extension (for a total of $2,024,000), and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount. On May 1, 2023, at the request of our sponsor, our board of directors extended the period of time to consummate a Business combination to June 5, 2023, our sponsor deposited $72,562.86 (representing $0.045 per outstanding public share of our Class A common stock) into the trust account, and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount. If we do not complete the Business Combination with Newsight or another business combination by June 5, 2023 (which can be extended to November 3, 2023 if our sponsor deposits an additional $ $72,562.86 into the trust account for each of up to five more 1-month extensions or such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

If the Company is unable to complete a Business Combination with Newsight or another Business Combination by June 5, 2023 (which can be extended to November 3, 2023 if our sponsor deposits an additional $72,562.86 into the trust account for each of up to five more 1-month extensions or such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 5, 2023 (or up to November 3, 2023 if our sponsor at the request of our board of directors deposits an additional $72,562.86 ($0.045 per public share) into the Trust Account for up to five 1-month extensions, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $250 in cash and no cash equivalents as of March 31, 2023 and $71,650 in cash and no cash equivalents as of December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were $5,000 unrecognized tax benefits as of March 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed de minimis for the three months ended March 31, 2023.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On March 31, 2023, there were 10,120,000 shares of Class A Common Stock subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2023
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	$798,734	$(122,398)
Denominator: weighted average number of Class A common stock	10,592,700	10,592,700
Basic and diluted net income (loss) per redeemable Class A common stock	$0.08	$(0.01)

Class B common stock
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(76,423)	$(31,705)
Denominator: weighted average number of Class B common stock	2,530,000	2,530,000
Basic and diluted net income (loss) per Class B common stock	$(0.03)	$(0.01)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $107,213,024 as of March 31, 2023 and $105,082,318 as of December 31, 2022);

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Class B Common Stock

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

Promissory Note — Related Party

On August 31, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Proposed Offering. The promissory note was fully repaid on November 8, 2021.

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,000,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of March 31, 2023, the amount under the Sponsor Working Capital Loan was $363,875.

The Sponsor deposited an additional $1,012,000 into the trust account on each of October 28, 2022 and February 2, 2023 (for a total of $2,024,000) to fund extensions of the deadline for us to complete our initial business combination in return for which we issued the sponsor a non-interest bearing, unsecured promissory notes, in the amount of $1,012,000 for each deposit.

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

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support for up to 18 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period August 13, 2021 (inception) through March 31, 2023, $17,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies (Continued)

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

Right of First Refusal

For a period beginning on the closing of this offering and ending 12 months from the closing of a business combination, we have granted EF Hutton, division of Benchmark Investments, LLC a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023, there were 472,700 Class A common stock issued and outstanding, excluding 10,120,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023, there were 2,530,000 shares of Class B common stock issued and outstanding, such that the Initial Stockholders will maintain ownership of at least 20% of the issued and outstanding shares after the Proposed Public Offering.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the IPO.

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity (Continued)

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity (Continued)

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

On April 25, the Company withdrew $212,514 from the funds held in the trust account to pay the annual franchise tax.

Charter Amendment

In a special meeting held on May 1, 2023, the Company’s stockholders approved a First Amendment (the “First Charter Amendment) to the Company’s amended and restated certificate of incorporation (the “Existing Company Charter”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must either (i) cease all operations except for the purpose of winding up or else (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clause (ii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 8 – Subsequent Events (Continued)

The First Charter Amendment allows the Company to extend the Termination Date from May 3, 2023 by up to six 1-month extensions to November 3, 2023, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) will deposit into the Company’s Trust Account the lesser of (x) $100,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2023 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s public shares exercised their right to redeem those shares for cash at an approximate price of $10.59 per share, for an aggregate of approximately $90.1 million, leaving 1,612,508 Company public shares outstanding after the May 1, 2023 stockholders meeting. Thus the price for each one-month extension is $72,562.86. The Company’s Sponsor deposited this amount into the Trust Account on May 1, 2023, so the Termination Date has been extended to Monday, June 5, 2023.

In connection therewith, the Company entered into an amendment to the Trust Agreement,. The form of the Trust Agreement was initially filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-259766) for the Offering. The Trust Agreement was amended by Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023 by and between the Company and Continental, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2023. A copy of the Amendment No. 1 to Investment Management Trust Agreement is attached as Exhibit 10.1 to this Quarterly Report and incorporated by reference herein.

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

Proposed Business Combination

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

The Business Combination Agreement, as amended and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022 and our Current Report on Form 8-K filed with the SEC on January 30, 2023 and in the Newsight Form F-4 described below.

Registration Statement

Newsight filed a Registration Statement on Form F-4 with the SEC on December 8, 2022 to register the issuance of the Newsight Ordinary Shares that will be issued at the consummation of the Business Combination, the warrants exercisable for Newsight Ordinary Shares that will result from the amendment of the Company’s public warrants at the consummation of the Business Combination and the Newsight Ordinary Shares issuable upon exercise of such warrants. Newsight filed an Amendment No. 1 thereto on January 20, 2023, an Amendment No. 2 thereto on February 13, 2023 and an Amendment No. 3 thereto on March 27, 2023. We use the term “Newsight Form F-4” to refer to the original registration statement as amended by the three amendments and as it may be subsequently further amended.

For further information regarding the Merger Agreement and our proposed initial Business Combination with Newsight, please refer to Note 1 of this Annual Report and the Newsight Form S-4.

Charter Amendment

In a special meeting held on May 1, 2023, the Company’s stockholders approved the First Charter Amendment to the Existing Company Charter changing the structure and cost of the Company’s right to extend the Termination Date, which is the date by which the Company must either (i) cease all operations except for the purpose of winding up or else (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clause (ii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The First Charter Amendment allows the Company to extend the Termination Date from May 3, 2023 by up to six 1-month extensions to November 3, 2023, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) will deposit into the Company’s Trust Account the lesser of (x) $100,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2023 unless the closing of the Company’s initial business combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s public shares exercised their right to redeem those shares for cash at an approximate price of $10.59 per share, for an aggregate of approximately $90.1 million, leaving 1,612,508 Company public shares outstanding after the May 1, 2023 stockholders meeting. Thus the price for each one-month extension is $72,562.86. The Company’s Sponsor deposited this amount into the Trust Account on May 1, 2023, so the Termination Date has been extended to Monday, June 5, 2023

In connection therewith, the Company entered into an amendment to the Trust Agreement. The form of the Trust Agreement was initially filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-259766) for the Offering. The Trust Agreement was amended by Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023 by and between the Company and Continental, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2023. A copy of the Amendment No. 1 to Investment Management Trust Agreement is attached as Exhibit 10.1 to this Quarterly Report and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2023 were organizational activities, those activities necessary to prepare for the Initial Public Offering (“Initial Public Offering”), identifying a target company for a business combination and conducting due diligence, the negotiation of the Business Combination Agreement with Newsight and assisting Newsight the preparation and filing of the Newsight Form F-4 and amendments thereto. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2023, we had a net income of $722,311, which consists of formation and operating costs of $396,395 and interest earned on investments held of $1,118,706. For the three months ended March 31, 2022, we had a net loss of $154,102, which consists of formation and operating costs of $164,446 and interest earned on investments held of $10,344.

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

As of March 31, 2023, we had investments of $107,241,024 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended March 31, 2023, we did not withdraw any interest earned on the Trust Accounts. On April 25, we withdrew $212,514 from the funds held in the trust account to pay our 2022 annual franchise tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $250 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to complete our initial Business Combination with Newsight.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Accounts to repay such loaned amounts but no proceeds from our Trust Accounts would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,000,000, which is convertible into units as described above. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of March 31, 2023, we had received total advances under this note in the principal amount of $363,875.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by June 5, 2023 (or up to November 3, 2023 if our sponsor at the request of our board of directors deposits an additional $72,562.86 ($0.045 per public share) into the Trust Account for up to five 1-month extensions, which may be extended to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 5, 2023.

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

Contractual Obligations

On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,000,000, which is convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of March 31, 2023, we had received total advances under this note in the principal amount of $363,875.

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

On May 1, 2023, we issued a non-interest-bearing, unsecured promissory note to our sponsor in the principal amount of $72,562.86 to fund the first of up to six 1-month extensions of the deadline to complete our initial business combination from May 3, 2023 to June 5, 2023.

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

On March 31, 2023, 10,120,000 shares of Class A Common Stock outstanding are subject to possible redemption. After redemptions of publicly held shares of our Class A Common Stock in connection with the First Charter Amendment on May 1, 2023, 1,612,508 shares of Class A Common Stock remain outstanding and subject to possible redemption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Controls over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

●	our ability to realize anticipated benefits of the Business Combination, and unanticipated expenses or delays in connection with the Business Combination.

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of

●	If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

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

As of March 31, 2023, we have available to us $250 of cash on our balance sheet and a working capital of $100,171,572.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1.1	Amendment No. 1 to Business Combination Agreement dated January 19, 2023 by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and the Company. (1)
2.1.2	Amendment No. 2 to the Business Combination Agreement dated January 29, 2023 by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and the Company. (2)
10.1*	Amendment No. 1 to Placement Unit Purchase Agreement dated February 10, 2023 by and between the Company and Vision Sensing LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to Exhibit 2.1.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 24, 2023.
(2)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 30, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISION SENSING ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ George Peter Sobek
George Peter Sobek
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Hang Kon Louis Ma
Hang Kon Louis Ma Chief Financial Officer

