Form 10-Q
period 2023-06-30
VISION SENSING ACQUISITION CORP.
filed 2023-08-28
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 2,085,208 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) which number includes 490,607 shares in unseparated units, and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

VISION SENSING ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISION SENSING ACQUISITION CORP.

BALANCE SHEETs

	June 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current Assets
Cash	$191,578	$71,650
Other receivable	-	10,000
Prepaid expense	-	28,153
Cash and Marketable Securities held in trust account	17,656,087	-
Total Current Assets	17,847,665	109,803

Cash and Marketable Securities held in trust account	-	105,082,318

Total Assets	$17,847,665	$105,192,121

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$110,000	$-
Account payables	1,419,972	640,448
Working capital loan	463,800	333,900
Extension loan	2,241,891	1,012,000
Income tax payable	367,668	5,000
Franchise tax payable	100,000	209,511
Deferred underwriter commission	3,542,000	-
Total Current Liabilities	8,245,331	2,200,859

Deferred underwriter commission	-	3,542,000

Total Liabilities	8,245,331	5,742,859

Commitments and Contingencies

Class A common stock subject to possible redemption; 1,612,508 shares at $10.49 per share at June 30, 2022 and 10,120,000 shares at $10.25 per share at December 31, 2022	16,907,349	103,730,000

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 1,612,508 shares subject to possible redemption at June 30, 2023 and 10,120,000 shares subject to possible redemption at December 31, 2022)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253
Additional paid-in capital	-	-
Accumulated deficit	(7,305,315)	(4,281,038)
Total Shareholders’ Deficit	(7,305,015)	(4,280,738)
Total Liabilities, Redeemable Class A Common Stock and Shareholders’ Deficit	$17,847,665	$105,192,121

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Formation and operating costs	$(721,465)	$(225,785)	$(1,117,860)	$(390,231)
Franchise tax expenses	(102,953)	(30,924)	(102,953)	(30,924)
Loss from operations	(824,418)	(256,709)	(1,220,813)	(421,155)

Other income (expenses)
Interest earned on marketable securities held in trust account	708,286	138,714	1,826,992	149,059
Income (loss) before provision for income taxes:	(116,132)	(117,995)	606,179	(272,097)
Provision for income taxes	(362,668)	-	(362,668)	-
Net income (loss)	$(478,800)	$(117,995)	$243,511	$(272,097)

Weighted average shares outstanding of Class A common stock	4,921,039	10,592,700	7,756,869	10,592,700
Basic and diluted net income (loss) per common stock	$0.03	$(0.01)	$0.12	$(0.02)
Weighted average shares outstanding of Class B common stock	2,530,000	2,530,000	2,530,000	2,530,000
Basic and diluted net income (loss) per common stock	$(0.11)	$(0.02)	$(0.12)	$(0.03)

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (Audited)	472,700	$47	2,530,000	$253	$-	$(4,281,038)	$(4,280,738)
Net Income						722,311	722,311
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)	-	-	-	-	-	(1,012,000)	(1,012,000)
Balance – March 31, 2023 (Unaudited)	472,700	47	2,530,000	253	-	(4,570,727)	$(4,570,427)
Re-measurement of Class A Common Stock Subject to Possible Redemption						(2,037,897)	(2,037,897)
Additional amount deposited into trust						(217,891)	(217,891)
Net loss						(478,800)	(478,800)
Balance – June 30, 2023 (Unaudited)	472,700	47	2,530,000	253	-	(7,305,315)	$(7,305,015)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021 (Audited)	472,700	$47	2,530,000	$253	$-	$(3,121,642)	$(3,121,342)
Net loss	-	-	-	-	-	(154,102)	(154,102)
Balance – March 31, 2022 (Unaudited)	472,700	47	2,530,000	253	-	(3,275,744)	$(3,275,444)
Net loss	-	-	-	-	-	(117,995)	(117,995)
Balance – June 30, 2022 (Unaudited)	472,700	$47	2,530,000	$253	$-	$(3,393,739)	$(3,393,439)

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended June 30, 2023	For the Six months Ended June 30, 2022
Cash flows from operating activities:
Net income (loss)	$243,511	$(272,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in trust account	(1,826,992)	(149,059)
Changes in operating assets and liabilities:
Prepaid expenses	28,153	9,946
Accounts payable	779,525	23,934
Accrued expenses	110,000	-
Franchise tax payable	(109,511)	(46,385)
Income tax payable	362,668	-
Other receivable	10,000	-
Net cash used in operating activities	(402,646)	(433,661)

Cash flows from investing activities:
Cash withdraw from trust account	90,483,113	-
Investment of cash in trust account	(217,891)	-
Net cash provided by investing activities	90,265,222	-

Cash flows from financing activities:
Working capital loan	129,900	-
Extension loan	217,891	-
Payment to redeemed shareholders	(90,090,439)	-
Net cash used in financing activities	(89,742,648)	-

Net change in cash	119,928	(433,661)
Cash at the beginning of the period	71,650	499,301
Cash at the end of the period	$191,578	65,640

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through June 30, 2023, relates to the Company’s formation, the Offering (as defined below), the Company’s search for acquisition targets and due diligence, the negotiation of the Business Combination Agreement (as defined below) and assisting Newsight Imaging Ltd. in the preparation and filing of its Registration Statement on Form F-4 and amendments thereto. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Vision Sensing LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 29, 2021.

On November 3, 2021, the Company consummated its Initial Public Offering of 8,800,000 units (together with the Overallotment Units as defined below, the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $88,000,000, and incurring offering costs of $7,520,024, of which $3,542,000 was for deferred underwriting commissions (which amount includes deferred underwriting commissions attributable to the exercise of the underwriters’ election of their over-allotment option, as described below) (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 1,320,000 Units at the Initial Public Offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 426,500 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,265,000 (the “Private Placement”) (see Note 4).

Additionally, on November 3, 2021, the Company consummated the closing of the sale of 1,320,000 additional units at a price of $10.00 per unit (the “Overallotment Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option, generating additional gross proceeds of $13,200,000 and incurred additional offering costs of $264,000 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and three-quarters of one redeemable warrant of the Company, with each whole Warrant (a “Warrant” and the Warrants included in the Units issued to the public in our Initial Public Offering, the “Public Warrants”) entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-259766).

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

Following the closing of the Initial Public Offering $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2023, we have available to us $ 191,578 of cash on our balance sheet and a working capital of $9,602,334.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will provide its Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

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

Charter Amendment

In a special meeting held on May 1, 2023, the Company’s stockholders approved a First Amendment (the “First Charter Amendment”) to the Company’s amended and restated certificate of incorporation, changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must either complete its initial Business Combination or else (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The First Charter Amendment allows the Company to extend the Termination Date from May 3, 2023 by up to six 1-month extensions to November 3, 2023, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) will deposit into the Company’s Trust Account the lesser of (x) $100,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2023 unless the closing of the Company’s initial Business Combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Public Shares outstanding after the May 1, 2023 stockholders meeting. Thus, the Extension Payment for a one-month extension is $72,562.86.

In connection with the First Charter Amendment, the Company amended the Trust Agreement by entering into Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023, by and between the Company and Continental, which conforms the extension procedures in the Trust Agreement to the procedures in the First Charter Amendment.

Extensions

On October 28, 2022 and again on February 2, 2023, at the request of our Sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023 and May 3, 2023, respectively, our Sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the Trust Account for each extension (for a total of $2,024,000), and we issued to our Sponsor a non-interest bearing, unsecured promissory note in that amount. On May 1, 2023, at the request of our Sponsor, our board of directors extended the period of time to consummate a Business combination to June 5, 2023, our Sponsor deposited $72,562.86 (representing $0.045 per outstanding Public Share of our Class A common stock) into the Trust Account, and we issued to our Sponsor a non-interest bearing, unsecured promissory note in that amount. On June 2, 2023, our Sponsor deposited $72,765.20 to extend the period of time to consummate a Business combination to July 3, 2023. On June 30, 2023, our Sponsor deposited $72,562.86 to extend the period of time to consummate a Business combination to August 3, 2023. On August 1, 2023, our Sponsor further deposited $72,562.86 to extend the period of time to consummate a Business combination to September 3, 2023. If we do not complete the Business Combination with Newsight or another Business Combination by September 3, 2023 (which can be extended to November 3, 2023 if our Sponsor deposits an additional $72,562.86 into the Trust Account for each of up to two additional 1-month extensions or such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

If the Company is unable to complete a Business Combination with Newsight or another Business Combination by September 3, 2023 (which can be extended to November 3, 2023 if our Sponsor deposits an additional $72,562.86 into the Trust Account for each of up to additional more 1-month extensions or such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following September 3, 2023 (or up to November 3, 2023 if our Sponsor at the request of our board of directors deposits an additional $72,562.86 ($0.045 per Public Share) into the Trust Account for up to two 1-month extensions, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of June 30, 2023 and for the six months ended June 30, 2023 and June 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $191,578 in cash and no cash equivalents as of June 30, 2023 and $71,650 in cash and no cash equivalents as of December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were $5,000 of unrecognized tax benefits as of June 30, 2023 and December 21, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $362,668 for the six months ended June 30, 2023 and $0 for the six months ended June 30, 2022.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On May 15, 2023, in connection with the approval by the Company’s stockholders of the First Charter Amendment, the Company redeemed 8,507,492 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $90,090,439. On June 30, 2023, there were 1,612,508 shares of Class A Common Stock subject to possible redemption. On December 31, 2022 there were 10,120,000 shares of Class A Common Stock subject to possible redemption.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

As of June 30, 2023 and December 31,2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	For the Six months Ended June 30, 2023	For the Year Ended December 31, 2022
Contingently redeemable Class A Common Stock – Opening Balance	$103,730,000	$102,718,000
Re-measurement of Class A Common Stock Subject to Possible Redemption	3,267,788	1,012,000
Payment to redeemed shareholders	(90,090,439)	-
Contingently redeemable Class A Common Stock - Ending Balance	16,907,349	103,730,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Three months Ended June 30, 2023	For the Three months Ended June 30, 2022		For the Six months Ended June 30, 2023	For the Six months Ended June 30, 2022
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	$163,799	$(68,502)		$906,431	$(190,900)
Denominator: weighted average number of Class A common stock	4,921,039	10,592,700		7,756,869	10,592,700
Basic and diluted net income (loss) per redeemable Class A common stock	$0.03	$(0.01)		$0.12	$(0.02)

Class B common stock
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(279,931)	$(49,492	_	$(300,252)	$(81,197)
Denominator: weighted average number of Class B common stock	2,530,000	2,530,000		2,530,000	2,530,000
Basic and diluted net income (loss) per Class B common stock	(0.11)	(0.02)		$(0.12)	$(0.03)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $17,656,087 as of June 30, 2023 and $105,082,318 as of December 31, 2022);

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 —Public Offering

Pursuant to the Initial Public Offering and full exercise underwriter’s overallotment option, the Company sold 10,120,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one common stock and three-quarters of one redeemable Warrant. Each Warrant will entitle the holder to purchase one common stock at an exercise price of $11.50 per whole share (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 472,700 Private Placement Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company in the amount of $4,727,000.

A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Termination Date, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Class B Common Stock

On September 2, 2021, the Company issued an aggregate of 2,530,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.009 per share. The Founder Shares are no longer subject to forfeiture due to full exercise in our Initial Public Offering of the over-allotment by the underwriter.

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

Promissory Note — Related Party

On August 31, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to our Initial Public Offering. The note was non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of our Initial Public Offering. The promissory note was fully repaid on November 8, 2021.

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,000,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of June 30, 2023, the amount under the Sponsor Working Capital Loan was $463,800.

To fund extensions of the deadline for us to complete our initial Business Combination, the Sponsor deposited an additional $1,012,000 into the Trust Account on each of October 28, 2022 and February 2, 2023 and approximately $72,562.86 for each subsequent three one-month extension. In return, we issued the Sponsor non-interest bearing, unsecured promissory notes, in the aggregate amount of $2,241,891 as of June 30, 2023.

Newsight Bridge Financing

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2023, $60,000 of expense was recorded and included in formation and operating costs in the statement of operations. For the six months ended June 30, 2022, $60,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies (Continued)

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,320,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On November 3, 2021, the underwriters exercised this option and purchased the additional 1,320,000 Units. These Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $13,200,000.

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

Right of First Refusal

For a period beginning on the closing of our Initial Public Offering and ending 12 months from the closing of our initial Business Combination, we have granted EF Hutton, division of Benchmark Investments, LLC a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement for our Initial Public Offering.

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023, there were 472,700 Class A common stock issued and outstanding, excluding 1,612,508 shares subject to possible redemption. At December 31, 2022, there were 472,700 Class A common stock issued and outstanding, excluding 10,120,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,530,000 shares of Class B common stock issued and outstanding.

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

Warrants — Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity (Continued)

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each Warrant holder; and

●	if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to Warrant holders.

If and when the Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Warrants to do so on a “cashless basis,” as described in the Warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Warrants. Accordingly, the Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants except that (1) the Private Placement Warrants (including shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the closing of our initial Business Combination (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor), and subject to securities laws restrictions regarding sale of private securities and (2) holders of our Private Placement Warrants are entitled to certain registration rights as described in Note 6.

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as follows.

On August 1, 2023, the Company’s Sponsor deposited $72,562.86 into the Company’s Trust Account to extend the deadline for the Company to consummate its initial Business Combination by one month. The current deadline is now September 3, 2023. The Company issued to its Sponsor a non-interest bearing, unsecured promissory notes in the principal amount of $72,562.86, as consideration for the fundings.

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

On January 19, 2023, the Company, Newsight and Merger Sub entered into the First BCA Amendment to amend Article 40.1(a) of Exhibit H to the Original Business Combination Agreement (the form of Amended and Restated Articles of Association of Newsight that will become effective in connection with consummation of the Business Combination) to provide that the U.S. federal district courts will have exclusive jurisdiction to resolve complaints asserting a cause of action under the Securities Exchange Act of 1934, as amended. On January 29, 2023, the Company, Newsight and Merger Sub entered into the Second BCA Amendment to amend the definition of “Outside Date” in Section 10.1 in the Original Business Combination Agreement to change the Outside Date from February 3, 2023 to May 3, 2023. On and after the Outside Date, either of the Company or Newsight may terminate the Business Combination Agreement without cause provided that the terminating party is not itself in material breach of the agreement. Since the Outside Date has already past, either the Company or Newsight may so terminate the Business Combination Agreement.

The Business Combination Agreement, as amended and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022 and our Current Report on Form 8-K filed with the SEC on January 30, 2023 and in the Newsight Form F-4 described below.

Registration Statement

Newsight filed a Registration Statement on Form F-4 with the SEC on December 8, 2022, to register the issuance of the Newsight Ordinary Shares that will be issued at the consummation of the Business Combination, the warrants exercisable for Newsight Ordinary Shares that will result from the amendment of the Company’s Public Warrants at the consummation of the Business Combination and the Newsight Ordinary Shares issuable upon exercise of such Public Warrants. Newsight filed Amendment No. 1 thereto on January 20, 2023, Amendment No. 2 thereto on February 13, 2023 and Amendment No. 3 thereto on March 27, 2023. We use the term “Newsight Form F-4” to refer to the original registration statement as amended by the three amendments and as it may be subsequently further amended.

For further information regarding the Merger Agreement and our proposed initial Business Combination with Newsight, please refer to Note 1 of this Quarterly Report and the Newsight Form S-4.

Charter Amendment

In a special meeting held on May 1, 2023, the Company’s stockholders approved the First Charter Amendment to the Company’s amended and restated certificate of incorporation, changing the structure and cost of the Company’s right to extend the Termination Date by which the Company must either complete its initial Business Combination or else (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The First Charter Amendment allows the Company to extend the Termination Date from May 3, 2023 by up to six 1-month extensions to November 3, 2023, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) will deposit into the Company’s Trust Account an Extension Payment equal to the lesser of (x) $100,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2023 unless the closing of the Company’s initial business combination shall have occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Company Public Shares outstanding after the May 1, 2023 stockholders meeting. Thus, the Extension Payment for each one-month extension is $72,562.86.

In connection with the First Charter Amendment, the Company amended the Trust Agreement by entering into Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023, by and between the Company and Continental, which conforms the extension procedures in the Trust Agreement to the procedures in the First Charter Amendment.

Extensions

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained four 1-month extensions extending the Termination Date to September 3, 2023, and the Sponsor has deposited four Extension Payments, each of $72,562.86 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received four non-interest bearing, unsecured promissory notes. If we do not complete the Business Combination with Newsight or another Business Combination by September 3, 2023, (which can be extended to November 3, 2023 if our Sponsor deposits an additional $72,562.86 into the Trust Account for each of up to two more 1-month extensions or such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 13, 2021 (inception) to June 30, 2023 were organizational activities, those activities necessary to prepare for our Initial Public Offering, identifying a target company for a business combination and conducting due diligence, the negotiation of the Business Combination Agreement with Newsight and assisting Newsight in the preparation and filing of the Newsight Form F-4 and any amendments thereto. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in our Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with completing our initial Business Combination.

For the six months ended June 30, 2023, we had a net income of $243,511, which consists of formation and operating costs of $1,117,860, franchise tax expense of 102,953, interest earned on investments held of $1,826,992 and income tax provision of $362,668.

For the six months ended June 30, 2022, we had a net loss of $272,097, which consists of formation and operating costs of $390,231, franchise tax expense of $30,924 and interest earned on investments held of $149,059.

For six months ended June 30, 2023, the increase of interest from marketable securities held in trust was primarily due to the higher interest rate of underlying treasury bills compared to same period in 2022 while the increase of operating costs and cash used in operating activities was primarily due to legal and other professional service fees for de-spac transactions.

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

As of June 30, 2023, we had investments of $17,656,087 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the six months ended June 30, 2023, we have withdrawn $90,090,439 for payment of redeemed Public Shares, and we withdrew $392,674 from the funds held in the Trust Account to pay our 2022 annual franchise tax and our 2022 U.S. federal income tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $191,578 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete our initial Business Combination with Newsight.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds. If we complete our initial Business Combination, we would repay such loans. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loans but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units identical to the Private Placement Units, at a price of $10.00 per Unit at the option of the lender. On August 9, 2022, we issued a non-interest-bearing promissory note to our Sponsor for loans in the principal amount of up to $1,000,000, which is convertible into Units as described above. The note matures on the earlier to occur of the consummation of our initial Business Combination or the date of winding up of our business. As of June 30, 2023, we had received total advances under this note in the principal amount of $463,800.

As of June 30, 2023, we have issued non-interest-bearing, unsecured promissory notes in the aggregate principal amount of $2,241,891 to our Sponsor to fund the extensions to the deadline to complete our initial Business Combination as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial Business Combination or the date of winding up of our business. These notes are not convertible into units.

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by September 3, 2023 (or up to November 3, 2023 if our Sponsor at the request of our board of directors deposits an additional $72,562.86 ($0.045 per Public Share) into the Trust Account for up to two 1-month extensions, which may be extended to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 3, 2023.

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

Contractual Obligations

On August 9, 2022, we issued a non-interest-bearing promissory note to our Sponsor for loans in the principal amount of up to $1,000,000, which is convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. The note matures on the earlier to occur of the consummation of our initial Business Combination or the date of winding up of our business. As of June 30, 2023, we had received total advances under this note in the principal amount of $463,800.

As of June 30, 2023, we have issued non-interest-bearing, unsecured promissory notes in the aggregate principal amount of $2,241,891 to our Sponsor to fund the extensions to the deadline to complete our initial Business Combination as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial Business Combination or the date of winding up of our business. These notes are not convertible into units.

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight.

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

The underwriters for our Initial Public Offering are entitled to a deferred fee of $3,542,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the Private Warrants issued as components of the Private Placement Units since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and the shares of Class A common stock included in the Private Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period, which was $16,907,349 as of June 30, 2023. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Company Public Shares outstanding after the May 1, 2023, stockholders meeting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares;

●	we may be unable to realize the anticipated benefits of our initial Business Combination, and we may incur unanticipated expenses or delays in connection with our initial Business Combination;

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the Business Combination;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations; and

●	If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On November 3, 2021, simultaneously with the consummation of the closing of our Initial Public Offering, we consummated the Private Placement of an aggregate of 426,500 Private Placement Units to our Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,265,000. Additionally, on November 3, 2021, simultaneously with the exercise by the underwriters of the overallotment, we consummated the Private Placement of an additional 46,200 Private Placement Units to the Sponsor, generating gross proceeds of $462,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Private Placement Warrants are identical to the Public Warrants except that (1) the Private Placement Warrants (including shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the closing of our initial Business Combination (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor), and subject to securities laws restrictions regarding sale of private securities and (2) holders of our Private Placement Warrants are entitled to certain registration rights as described in Note 6 to our unaudited financial statements included in Item 1 above.

Use of Proceeds from the Public Offering

On November 3, 2021, the Company consummated its Initial Public Offering of 8,800,000 Units at $10.00 per Unit, generating gross proceeds of $88,000,000, and incurring offering costs of $7,520,024, of which $3,542,000 was for deferred underwriting commissions (which amount includes deferred underwriting commissions attributable to the exercise of the underwriters’ election of their over-allotment option, as described below). The Company granted the underwriter a 45-day option to purchase up to an additional 1,320,000 Units at the Initial Public Offering price to cover over-allotments.

Additionally, on November 3, 2021, the Company consummated the closing of the sale of 1,320,000 additional Units at a price of $10.00 per Unit upon receiving notice of the underwriters’ election to fully exercise their overallotment option, generating additional gross proceeds of $13,200,000 and incurred additional offering costs of $264,000 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company and three-quarters of one redeemable Warrant, with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share.

The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-259766). The SEC declared the registration statement effective on October 29, 2021.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Units, $102,718,000 was placed in the Trust Account. We paid a total of $2,024,000 in underwriting discounts and commissions and $436,024 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $3,542,000 in underwriting discounts and commission.

Following the closing of the Initial Public Offering and full exercise of underwriter’s over-allotment option, $953,522 of cash was held outside of the Trust Account available for working capital purposes.

On October 28, 2022, at the request of our Sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023, our Sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the Trust Account, and we issued to our Sponsor a non-interest bearing, unsecured promissory note in that amount. On February 2, 2023, at the request of our Sponsor, we extended period of time to consummate a Business Combination a second time to May 3, 2023, our Sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the Trust Account, and we issued to our Sponsor a second non-interest bearing, unsecured promissory note in that amount. On June 2, 2023, our Sponsor deposited $72,765.20 to extend the period of time to consummate a Business combination to July 3, 2023. On June 30, 2023, our Sponsor deposited $72,562.86 to extend the period of time to consummate a Business combination to August 3, 2023. On August 1, 2023, our Sponsor further deposited $72,562.86 to extend the period of time to consummate a Business combination to September 3, 2023.If we do not complete the Business Combination with Newsight or another Business Combination by September 3, 2023 (or up to November 3, 2023 if our Sponsor at the request of our board of directors deposits an additional $72,562.86 ($0.045 per Public Share) into the Trust Account for up to two 1-month extensions, which may be extended to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

As of June 30, 2023, we have available to us $191,578 of cash on our balance sheet and a working capital of $9,602,334.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	First Amendment to the Amended and Restated Certificate of Incorporation dated May 1, 2023. (1)
10.1	Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023 by and between the Company and Continental Stock Transfer and Trust Company. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 2, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISION SENSING ACQUISITION CORP.

Date: August 28, 2023	By:	/s/ George Peter Sobek
George Peter Sobek
Chief Executive Officer

Date: August 28, 2023	By:	/s/ Hang Kon Louis Ma
Hang Kon Louis Ma Chief Financial Officer

