Form 10-Q
period 2023-09-30
VISION SENSING ACQUISITION CORP.
filed 2024-02-07
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of January 2, 2024, there were 1,820,765 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) which number includes 490,607 shares in unseparated units, and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

VISION SENSING ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VISION SENSING ACQUISITION CORP.

BALANCE SHEETs

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current Assets
Cash	$8,941	$71,650
Other receivable	-	10,000
Prepaid expense	-	28,153
Cash and Marketable Securities held in trust account	18,032,091	-
Total Current Assets	18,041,032	109,803

Cash and Marketable Securities held in trust account	-	105,082,318

Total Assets	$18,041,032	$105,192,121

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$125,000	$-
Account payables	1,614,340	640,448
Working capital loan	503,750	333,900
Extension loan	2,387,017	1,012,000
Income tax payable	409,781	5,000
Franchise tax payable	150,000	209,511
Deferred underwriter commission	3,542,000	-
Total Current Liabilities	8,731,888	2,200,859

Deferred underwriter commission	-	3,542,000

Total Liabilities	8,731,888	5,742,859

Commitments and Contingencies

Class A common stock subject to possible redemption; 1,612,508 shares at $10.58 per share at September 30, 2023 and 10,120,000 shares at $10.25 per share at December 31, 2022	17,052,474	103,730,000

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 1,612,508 shares subject to possible redemption at September 30, 2023 and 10,120,000 shares subject to possible redemption at December 31, 2022)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253
Additional paid-in capital	-	-
Accumulated deficit	(7,743,630)	(4,281,038)
Total Shareholders’ Deficit	(7,743,330)	(4,280,738)
Total Liabilities, Redeemable Class A Common Stock and Shareholders’ Deficit	$18,041,032	$105,192,121

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Formation and operating costs	$(255,183)	$(755,596)	$(1,373,041)	$(1,145,828)
Franchise tax expenses	(50,000)	(15,462)	(152,953)	(46,386)
Loss from operations	(305,183)	(771,058)	(1,525,994)	(1,192,214)

Other income (expenses)
Interest earned on marketable securities held in trust account	230,878	463,661	2,057,870	612,720
Income (loss) before provision for income taxes:	(74,305)	(307,397)	531,874	(579,494)
Provision for income taxes	(218,885)	-	(581,553)	-
Net income (loss)	$(293,190)	$(307,397)	$(49,679)	$(579,494)

Weighted average shares outstanding of Class A common stock	2,085,208	10,592,700	5,838,513	8,274,928
Basic and diluted net income (loss) per common stock	$(0.06)	$(0.01)	$0.07	$(0.04)
Weighted average shares outstanding of Class B common stock	2,530,000	2,530,000	2,530,000	2,530,000
Basic and diluted net income (loss) per common stock	$(0.07)	$(0.06)	$(0.18)	$(0.11)

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (Audited)	472,700	$47	2,530,000	$253	$-	$(4,281,038)	$(4,280,738)
Net Income						722,311	722,311
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)	-	-	-	-	-	(1,012,000)	(1,012,000)
Balance – March 31, 2023 (Unaudited)	472,700	47	2,530,000	253	-	(4,570,727)	$(4,570,427)
Re-measurement of Class A Common Stock Subject to Possible Redemption						(2,037,897)	(2,037,897)
Additional amount deposited into trust						(217,891)	(217,891)
Net loss						(478,800)	(478,800)
Balance – June 30, 2023 (Unaudited)	472,700	47	2,530,000	253	-	(7,305,315)	$(7,305,015)
Additional amount deposited into trust						(145,125)	(145,125)
Net loss						(293,190)	(293,190)
Balance – September 30, 2023 (Unaudited)	472,700	47	2,530,000	253	-	(7,430,630)	$(7,743,330)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021 (Audited)	472,700	$47	2,530,000	$253	$-	$(3,121,642)	$(3,121,342)
Net loss	-	-	-	-	-	(154,102)	(154,102)
Balance – March 31, 2022 (Unaudited)	472,700	47	2,530,000	253	-	(3,275,744)	$(3,275,444)
Net loss	-	-	-	-	-	(117,995)	(117,995)
Balance – June 30, 2022 (Unaudited)	472,700	$47	2,530,000	$253	$-	$(3,393,739)	$(3,393,439)
Net loss	-	-	-	-	-	(307,397)	(307,397)
Balance – September 30, 2022 (Unaudited)	472,700	$47	2,530,000	$253	$-	$(3,701,136)	$(3,700,836)

The accompanying notes are an integral part of these unaudited financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended September 30, 2023	For the Nine months Ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(49,679)	$(579,494)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in trust account	(2,057,870)	(612,720)
Changes in operating assets and liabilities:
Prepaid expenses	28,153	9,946
Accounts payable	973,893	724,030
Accrued expenses	125,000	-
Franchise tax payable	(59,511)	(30,923)
Income tax payable	404,781	-
Other receivable	10,000	-
Net cash used in operating activities	(625,233)	(489,161)

Cash flows from investing activities:
Cash withdraw from trust account	90,483,113	-
Investment of cash in trust account	(363,017)	-
Net cash provided by investing activities	90,120,096	-

Cash flows from financing activities:
Working capital loan	169,850	66,000
Extension loan	363,017	-
Payment to redeemed shareholders	(90,090,439)	-
Net cash used in financing activities	(89,557,572)	66,000

Net change in cash	(62,709)	(423,161)
Cash at the beginning of the period	71,650	499,301
Cash at the end of the period	$8,941	76,140

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through September 30, 2023, relates to the Company’s formation, the Offering (as defined below), the Company’s search for acquisition targets and due diligence, the negotiation of the Business Combination Agreement (as defined below) and assisting Newsight Imaging Ltd. in the preparation and filing of its Registration Statement on Form F-4 and amendments thereto. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2023, we have available to us $8,941 of cash on our balance sheet and a working capital of $9,309,144.

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

Termination of Newsight agreement

On December 9, 2023, the Company, Newsight and Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Business Combination Agreement by mutual agreement in accordance with Section 7.1(a) thereof, and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Business Combination Agreement. The Company and Newsight determined to mutually terminate the Business Combination Agreement because of challenging global economic conditions.

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

Merger Agreement with Mediforum

On January 12, 2024, Vision Sensing Acquisition Corp. (SPAC), a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mediforum Co. Ltd., a registered company organized under the laws of the Republic of Korea.

Prior to the Closing, Mediforum will restructure and redomesticate (“Restructuring and Redomestication”) to the British Virgin Islands (the “BVI Company”)

Pursuant to the terms of the Merger Agreement, a new British Virgin Islands business company (“PubCo”), a British Virgin Islands company and a wholly owned direct subsidiary of PubCo (“Merger Sub 1”), and a Delaware limited liability company and a wholly owned direct subsidiary of PubCo (“Merger Sub 2”) will be formed no later than the business day immediately prior to February 15, 2024 (the “Amendment Date”), for the purpose of participating in the transactions contemplated by the Merger Agreement, including, without limitation, (a) the merger of Merger Sub 1 with and into the BVI Company, with the BVI Company surviving such merger as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (b) the merger of Merger Sub 2 with and into SPAC, with SPAC surviving such merger as a wholly owned subsidiary of PubCo (the “SPAC Merger” and together with the Initial Merger, the “Mergers”, and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The requisite members of the board of directors of SPAC (the “Board”) have (i) approved and declared advisable the Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Merger Agreement and the Transactions by the stockholders of SPAC.

The consideration for the Mergers (the “Merger Consideration”) will be $250,000,000. The Merger Consideration will be payable 100% in 25,000,000 PubCo ordinary shares valued at $10.00 per share.

First Charter Amendment

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

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Second Charter Amendment

In a special meeting held on October 25, 2023, the Company’s stockholders approved a Second Amendment (the “Second Charter Amendment”) to the Company’s amended and restated certificate of incorporation, giving the Company the right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease its operations if it fails to complete such business combination, and redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was closed on November 3, 2021 (the “IPO”) from November 3, 2023 (the “Termination Date”) by up to six (6) one-month extensions to May 3, 2024 (the “Extension Amendment Proposal”).

The Second Charter Amendment allows the Company to extend the Termination Date from November 3, 2023 by up to six 1-month extensions to May 3, 2024, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) will deposit into the Company’s Trust Account the lesser of (x) $60,000 or (y) $0.04 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until May 3, 2024 unless the closing of the Company’s initial Business Combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the special meeting, holders of 264,443 shares of Class A Common Stock exercised their right to redeem those shares for cash.

In connection with the Second Charter Amendment, the Company amended the Trust Agreement by entering into Amendment No. 2 to Investment Management Trust Agreement dated October 25, 2023, by and between the Company and Continental, which conforms the extension procedures in the Trust Agreement to the procedures in the Second Charter Amendment.

Extensions

On October 28, 2022 and again on February 2, 2023, at the request of our Sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023 and May 3, 2023, respectively, our Sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the Trust Account for each extension (for a total of $2,024,000), and we issued to our Sponsor a non-interest bearing, unsecured promissory note in that amount. On May 1, 2023, at the request of our Sponsor, our board of directors extended the period of time to consummate a Business combination to June 5, 2023, our Sponsor deposited $72,562.86 (representing $0.045 per outstanding Public Share of our Class A common stock) into the Trust Account, and we issued to our Sponsor a non-interest bearing, unsecured promissory note in that amount. On June 2, 2023, our Sponsor deposited $72,765.20 to extend the period of time to consummate a Business combination to July 3, 2023. On June 30, 2023, our Sponsor deposited $72,562.86 to extend the period of time to consummate a Business combination to August 3, 2023. On August 1, 2023, our Sponsor further deposited $72,562.86 to extend the period of time to consummate a Business combination to September 3, 2023. On September 1, 2023, our Sponsor further deposited $72,562.86 to extend the period of time to consummate a Business combination to October 3, 2023. On October 1, 2023, our Sponsor further deposited $72,562.86 to extend the period of time to consummate a Business combination to November 3, 2023.

On November 1, 2023, our Sponsor further deposited $60,000 to extend the period of time to consummate a Business combination to December 3, 2023. On December 1, 2023, our Sponsor further deposited $60,000 to extend the period of time to consummate a Business combination to January 3, 2024. On January 3, 2024, our sponsor deposited $60,000 into the Company’s trust account to extend its initial business combination from January 3, 2024 to February 3, 2024. On February 3, 2024, our Sponsor deposited $60,000 to extend the Company’s Trust Account to extend its initial business combination from February 3, 2024 to March 3, 2024.

If the Company is unable to complete a Business Combination by March 3, 2024 (which can be extended to May 3, 2024 if our Sponsor deposits an additional $60,000 into the Trust Account for each of up to two additional 1-month extensions or such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following October 25, 2023 (or up to May 3, 2024 if our Sponsor at the request of our board of directors deposits an additional $60,000 ($0.045 per Public Share) into the Trust Account for up to two 1-month extensions, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that the company may not have sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has not been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2023 and for the nine months ended September 30, 2023 and September 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $8,941 in cash and no cash equivalents as of September 30, 2023 and $71,650 in cash and no cash equivalents as of December 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were $5,000 of unrecognized tax benefits as of September 30, 2023 and December 21, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $581,553 for the nine months ended September 30, 2023 and $0 for the nine months ended September 30, 2022.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On May 15, 2023, in connection with the approval by the Company’s stockholders of the First Charter Amendment, the Company redeemed 8,507,492 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $90,090,439. On September 30, 2023, there were 1,612,508 shares of Class A Common Stock subject to possible redemption. On December 31, 2022 there were 10,120,000 shares of Class A Common Stock subject to possible redemption.

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

As of September 30, 2023 and December 31,2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	For the Nine months Ended September 30, 2023	For the Year Ended December 31, 2022
Contingently redeemable Class A Common Stock – Opening Balance	$103,730,000	$102,718,000
Re-measurement of Class A Common Stock Subject to Possible Redemption	3,412,913	1,012,000
Payment to redeemed shareholders	(90,090,439)	-
Contingently redeemable Class A Common Stock - Ending Balance	17,052,474	103,730,000

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

	For the Three months Ended September 30, 2023	For the Three months Ended September 30, 2022	For the Nine months Ended September 30, 2023	For the Nine months Ended September 30, 2022
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	$(125,892)	$(158,741)	$411,666	$(300,334)
Denominator: weighted average number of Class A common stock	2,085,208	10,592,700	5,838,513	8,274,928
Basic and diluted net income (loss) per redeemable Class A common stock	$(0.06)	$(0.01)	$0.07	$(0.04)

Class B common stock
Numerator: net income (loss) allocable to non-redeemable Class B common stock	$(167,297)	$(148,656)	$(461,345)	$(279,160)
Denominator: weighted average number of Class B common stock	2,530,000	2,530,000	2,530,000	2,530,000
Basic and diluted net income (loss) per Class B common stock	(0.07)	(0.06)	$(0.18)	$(0.11)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets. This is the level that the Marketable Securities Held in Trust Account are considered (being $18,032,091 as of September 30, 2023 and $105,082,318 as of December 31, 2022);

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) nine months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital share exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

VISION SENSING ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,000,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of September 30, 2023, the amount under the Sponsor Working Capital Loan was $503,750.

To fund extensions of the deadline for us to complete our initial Business Combination, the Sponsor deposited an additional $1,012,000 into the Trust Account on each of October 28, 2022 and February 2, 2023 and approximately $72,562.86 for each subsequent five one-month extension. In return, we issued the Sponsor non-interest bearing, unsecured promissory notes, in the aggregate amount of $2,387,017 as of September 30, 2023.

Newsight Bridge Financing

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight. The bridge financing and accrued interest, of 10% per annum accrued and compounded monthly, shall be mature and be payable upon Newsight’s receipt of $2,000,000 in financing.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2023, $90,000 of expense was recorded and included in formation and operating costs in the statement of operations. For the nine months ended September 30, 2022, $90,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023, there were 472,700 Class A common stock issued and outstanding, excluding 1,612,508 shares subject to possible redemption. At December 31, 2022, there were 472,700 Class A common stock issued and outstanding, excluding 10,120,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 2,530,000 shares of Class B common stock issued and outstanding.

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements except as follows.

On October 1, 2023, our Sponsor further deposited $72,562.86 into the Company’s Trust Account to extend the period of time to consummate a Business Combination to November 3, 2023.

On October 20, 2023, the Second Charter Amendment allows the Company to extend the Termination Date from November 3, 2023 by up to six 1-month extensions to May 3, 2024. On November 1, 2023, our Sponsor further deposited $60,000 to extend the period of time to consummate a Business Combination to December 3, 2023. On December 1, 2023, our Sponsor further deposited $60,000 to extend the period of time to consummate a Business combination to January 3, 2024. On January 3, 2024, our Sponsor deposited $60,000 into the Company’s Trust Account to extend the period of time to consummate a Business Combination from January 3, 2024 to February 3, 2024. On February 3, 2024, our Sponsor deposited $60,000 to extend the Company’s Trust Account to extend its initial business combination from February 3, 2024 to March 3, 2024.

On December 9, 2023, the Company, Newsight and Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Business Combination Agreement by mutual agreement in accordance with Section 7.1(a) thereof, and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Business Combination Agreement. The Company and Newsight determined to mutually terminate the Business Combination Agreement because of challenging global economic conditions.

On January 12, 2024, Vision Sensing Acquisition Corp. (SPAC), a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mediforum Co. Ltd., a registered company organized under the laws of the Republic of Korea.

Prior to the Closing, Mediforum will restructure and redomesticate (“Restructuring and Redomestication”) to the British Virgin Islands (the “BVI Company”)

Pursuant to the terms of the Merger Agreement, a new British Virgin Islands business company (“PubCo”), a British Virgin Islands company and a wholly owned direct subsidiary of PubCo (“Merger Sub 1”), and a Delaware limited liability company and a wholly owned direct subsidiary of PubCo (“Merger Sub 2”) will be formed no later than the business day immediately prior to February 15, 2024 (the “Amendment Date”), for the purpose of participating in the transactions contemplated by the Merger Agreement, including, without limitation, (a) the merger of Merger Sub 1 with and into the BVI Company, with the BVI Company surviving such merger as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (b) the merger of Merger Sub 2 with and into SPAC, with SPAC surviving such merger as a wholly owned subsidiary of PubCo (the “SPAC Merger” and together with the Initial Merger, the “Mergers”, and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The requisite members of the board of directors of SPAC (the “Board”) have (i) approved and declared advisable the Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Merger Agreement and the Transactions by the stockholders of SPAC.

The consideration for the Mergers (the “Merger Consideration”) will be $250,000,000. The Merger Consideration will be payable 100% in 25,000,000 PubCo ordinary shares valued at $10.00 per share.

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

Termination of Newsight agreement

On December 9, 2023, the Company, Newsight and Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Business Combination Agreement by mutual agreement in accordance with Section 7.1(a) thereof, and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Business Combination Agreement. The Company and Newsight determined to mutually terminate the Business Combination Agreement because of challenging global economic conditions.

First Charter Amendment

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

Second Charter Amendment

In a special meeting held on October 25, 2023, the Company’s stockholders approved a Second Amendment (the “Second Charter Amendment”) to the Company’s amended and restated certificate of incorporation, giving the Company the right to extend the date (the “Termination Date”) by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), or else (ii) cease its operations if it fails to complete such business combination, and redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s initial public offering that was closed on November 3, 2021 (the “IPO”) from November 3, 2023 (the “Termination Date”) by up to six (6) one-month extensions to May 3, 2024 (the “Extension Amendment Proposal”).

Merger Agreement with Mediforum

On January 12, 2024, Vision Sensing Acquisition Corp. (SPAC), a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mediforum Co. Ltd., a registered company organized under the laws of the Republic of Korea.

Prior to the Closing, Mediforum will restructure and redomesticate (“Restructuring and Redomestication”) to the British Virgin Islands (the “BVI Company”)

Pursuant to the terms of the Merger Agreement, a new British Virgin Islands business company (“PubCo”), a British Virgin Islands company and a wholly owned direct subsidiary of PubCo (“Merger Sub 1”), and a Delaware limited liability company and a wholly owned direct subsidiary of PubCo (“Merger Sub 2”) will be formed no later than the business day immediately prior to February 15, 2024 (the “Amendment Date”), for the purpose of participating in the transactions contemplated by the Merger Agreement, including, without limitation, (a) the merger of Merger Sub 1 with and into the BVI Company, with the BVI Company surviving such merger as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (b) the merger of Merger Sub 2 with and into SPAC, with SPAC surviving such merger as a wholly owned subsidiary of PubCo (the “SPAC Merger” and together with the Initial Merger, the “Mergers”, and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The requisite members of the board of directors of SPAC (the “Board”) have (i) approved and declared advisable the Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Merger Agreement and the Transactions by the stockholders of SPAC.

The consideration for the Mergers (the “Merger Consideration”) will be $250,000,000. The Merger Consideration will be payable 100% in 25,000,000 PubCo ordinary shares valued at $10.00 per share.

Extensions

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor has deposited six Extension Payments, each of $72,562.86 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received four non-interest bearing, unsecured promissory notes.

After the adoption of the Second Charter Amendment on October 25, 2023, it allowed the Company to extend the Termination Date to May 3, 2024 by using six 1-month extensions, and the Sponsor has deposited four Extension Payments, each of $60,000, into the Trust Account and received four non-interest bearing, unsecured promissory notes.

If we do not complete the Business Combination by March 3, 2024, (which can be extended to May 3, 2024 if our Sponsor deposits an additional $60,000 into the Trust Account for each of up to two more 1-month extensions or such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 13, 2021 (inception) to September 30, 2023 were organizational activities, those activities necessary to prepare for our Initial Public Offering, identifying a target company for a business combination and conducting due diligence, the negotiation of the Business Combination Agreement with Newsight and assisting Newsight in the preparation and filing of the Newsight Form F-4 and any amendments thereto. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in our Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with completing our initial Business Combination.

For the three months ended September 30, 2023, we had a net loss of $293,190, which consists of formation and operating costs of $255,183, franchise tax expense of $50,000, interest earned on investments held of $230,878 and income tax provision of $218,885.

For the nine months ended September 30, 2023, we had a net income of $49,679, which consists of formation and operating costs of $1,373,042, franchise tax expense of $152,953, interest earned on investments held of $2,057,870 and income tax provision of $581,553.

For the three months ended September 30, 2022, we had a net loss of $307,397, which consists of formation and operating costs of $755,596, franchise tax expense of $15,462 and interest earned on investments held of $463,661.

For the nine months ended September 30, 2022, we had a net loss of $579,494, which consists of formation and operating costs of $1,145,828, franchise tax expense of $46,386 and interest earned on investments held of $612,720.

For nine months ended September 30, 2023, the increase of interest from marketable securities held in trust was primarily due to the higher interest rate of underlying treasury bills compared to same period in 2022 while the increase of operating costs and cash used in operating activities was primarily due to legal and other professional service fees for de-spac transactions.

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

As of September 30, 2023, we had investments of $18,032,091 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the nine months ended September 30, 2023, we have withdrawn $90,090,439 for payment of redeemed Public Shares, and we withdrew $392,674 from the funds held in the Trust Account to pay our 2022 annual franchise tax and our 2022 U.S. federal income tax. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $8,941 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete our initial Business Combination with Mediforum Co. Ltd..

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds. If we complete our initial Business Combination, we would repay such loans. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loans but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Units identical to the Private Placement Units, at a price of $10.00 per Unit at the option of the lender. On August 9, 2022, we issued a non-interest-bearing promissory note to our Sponsor for loans in the principal amount of up to $1,000,000, which is convertible into Units as described above. The note matures on the earlier to occur of the consummation of our initial Business Combination or the date of winding up of our business. As of September 30, 2023, we had received total advances under this note in the principal amount of $503,750.

As of September 30, 2023, we have issued non-interest-bearing, unsecured promissory notes in the aggregate principal amount of $2,387,017 to our Sponsor to fund the extensions to the deadline to complete our initial Business Combination as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial Business Combination or the date of winding up of our business. These notes are not convertible into units and can not be paid out of money in the Trust Account.

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight. The bridge financing and accrued interest, of 10% per annum accrued and compounded monthly, shall be mature and be payable upon Newsight’s receipt of $2,000,000 in financing.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by September 3, 2023 (or up to November 3, 2023 if our Sponsor at the request of our board of directors deposits an additional $72,562.86 ($0.045 per Public Share) into the Trust Account for up to two 1-month extensions, which may be extended to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities as a result of this uncertainty.

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

Contractual Obligations

On August 9, 2022, we issued a non-interest-bearing promissory note to our Sponsor for loans in the principal amount of up to $1,000,000, which is convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. The note matures on the earlier to occur of the consummation of our initial Business Combination or the date of winding up of our business. As of September 30, 2023, we had received total advances under this note in the principal amount of $503,750.

As of September 30, 2023, we have issued non-interest-bearing, unsecured promissory notes in the aggregate principal amount of $2,387,017 to our Sponsor to fund the extensions to the deadline to complete our initial Business Combination as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial Business Combination or the date of winding up of our business. These notes are not convertible into units and can not be paid from the money in the Trust Account

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight. The bridge financing and accrued interest, of 10% per annum accrued and compounded monthly, shall be mature and be payable upon Newsight’s receipt of $2,000,000 in financing.

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

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. However, the threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period, which was $17,052,474 as of September 30, 2023. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Company Public Shares outstanding after the May 1, 2023, stockholders meeting.

In connection with the approval of the Second Charter Amendment on October 25, 2023, holders of 264,443 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.25 per share, for an aggregate of approximately $2.71 million, leaving 1,348,065 Company Public Shares outstanding after the October 25, 2023, stockholders meeting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 28, 2022, at the request of our Sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023, our Sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the Trust Account, and we issued to our Sponsor a non-interest bearing, unsecured promissory note in that amount. On February 2, 2023, at the request of our Sponsor, we extended period of time to consummate a Business Combination a second time to May 3, 2023, our Sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the Trust Account, and we issued to our Sponsor a second non-interest bearing, unsecured promissory note in that amount. On June 2, 2023, our Sponsor deposited $72,765.20 to extend the period of time to consummate a Business combination to July 3, 2023. On September 30, 2023, our Sponsor deposited $72,562.86 to extend the period of time to consummate a Business combination to August 3, 2023. On August 1, 2023, our Sponsor further deposited $72,562.86 to extend the period of time to consummate a Business combination to September 3, 2023. On September 1, 2023, our Sponsor further deposited $72,562.86 to extend the period of time to consummate a Business combination to October 3, 2023.On October 1, 2023, our Sponsor further deposited $72,562.86 to extend the period of time to consummate a Business combination to November 3, 2023. On November 1, 2023, our Sponsor further deposited $60,000 to extend the period of time to consummate a Business combination to December 3, 2023. On December 1, 2023, our Sponsor further deposited $60,000 to extend the period of time to consummate a Business combination to January 3, 2024. On February 3, 2024, our Sponsor deposited $60,000 into the Company’s Trust Account to extend its initial Business Combination from February 3, 2024, to March 3, 2024. If we do not complete the Business Combination by March 3, 2024 (or up to May 3, 2024 if our Sponsor at the request of our board of directors deposits an additional $60,000 into the Trust Account for up to two 1-month extensions, which may be extended to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

As of September 30, 2023, we have available to us $8,941 of cash on our balance sheet and a working capital of $9,309,144.

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

VISION SENSING ACQUISITION CORP.

Date: February 7, 2024	By:	/s/ George Peter Sobek
George Peter Sobek
Chief Executive Officer

Date: February 7, 2024	By:	/s/ Hang Kon Louis Ma
Hang Kon Louis Ma Chief Financial Officer

