Form 10-K
period 2023-12-31
VISION SENSING ACQUISITION CORP.
filed 2024-05-01
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2023, the aggregate market value of the registrant’s shares of common stock held by non-affiliates of the registrant was $17,189,335, based on a closing market price of $10.66 on the Nasdaq Stock Market.

As of April 15, 2024, there were 1,820,765 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”), which number includes shares in unseparated units, and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 29, 2021 as amended by the First Amendment thereto dated May 1, 2023 and the Second Amendment thereto dated October 25, 2023;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 3, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Adeptus” are to Adeptus Partners, LLC, our independent registered public accounting firm.

●	“management” or our “management team” are to our officers and directors

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of 472,700 private placement units to our sponsor simultaneously with the closing of our initial public offering;

●	“private placement shares” are to the shares of our common stock included within the private placement units purchased by our sponsor in the private placement;

●	“private placement units” are to the units purchased by our sponsor in the private placement, each private placement unit consisting of one share of Class A Common Stock and three-quarters of one warrant;

●	“private placement warrants” are to the warrants included within the private placement units purchased by our sponsor in the private placement;
●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public units” are to the units sold in our initial public offering, which consist of one public share and three-quarters of one public warrant;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Form S-1 filed with the SEC on September 24, 2021, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” is to Vision Sensing LLC, a Delaware limited liability company;

●

“trust account” are to the trust account in the United States, with Continental acting as trustee into which an amount of $102,718,000 ($10.15 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;

●	“trust agreement” are to the Investment Management Trust Agreement dated November 1, 2021, as amendment by Amendment No. 1 dated May 1, 2023, and Amendment No 2. dated October 20, 2023, entered into between the Company and Continental Stock Transfer & Trust Company, as trustee;

●	“units” are to the public units and the private placement units;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Vision Sensing Acquisition Corp.;

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated in the State of Delaware on August 13, 2021, whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. We believe that there are many target companies that could become attractive public companies. We intend to focus on industries that complement our management team’s background, and to capitalize on the ability of our management team to identify and acquire a business, focusing on the vision sensing technologies (“VST”) industry, where our management team has extensive experience.

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

On November 3, 2021, we consummated our initial public offering of 10,120,000 units, including the underwriters’ over-allotment option of an additional 1,320,000 units. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and three-quarters of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $101,200,000. We have until May 3, 2024 to consummate an initial business combination, which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation.

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

The Newsight Business Combination Agreement & Its Termination

On August 30, 2022, the Company entered into a Business Combination Agreement (the “Original Newsight Business Combination Agreement”) with Newsight Imaging Ltd, an Israeli company (“Newsight”), and Newsight MergerSub, Inc., a Delaware corporation and wholly-owned subsidiary of Newsight (“MergerSub”), which was amended on January 19, 2023 (the “First Newsight BCA Amendment”) and again on January 29, 2023 (the “Second Newsight BCA Amendment”). We refer to the Original Newsight Business Combination Agreement as amended by the two amendments as the “Newsight Business Combination Agreement.”

Pursuant to the Newsight Business Combination Agreement, at the Closing of the transactions contemplated thereunder, and following the Recapitalization and the PIPE Investment (as each such term is defined and described in the Newsight Business Combination Agreement), (i) Merger Sub would have merged with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Newsight; (ii) the common stock of the Company (including Class A common stock and Class B common stock) would have been converted into Newsight Ordinary Shares on a one-for-one basis; (iii) warrants to purchase the Company’s common stock would have instead become eligible to purchase the same number of Newsight Ordinary Shares at the same exercise price and for the same exercise period; (iv) the Company would have become a wholly owned subsidiary of Newsight; and (v) the Company would have changed its corporate name to Newsight HoldCo, Inc., and wuold have a restated certificate of incorporation appropriate for a private corporation.

Newsight filed a Registration Statement on Form F-4 with the SEC on December 8, 2022 to register the issuance of the Newsight Ordinary Shares that were to be issued at the consummation of the Newsight Business Combination Agreement, the warrants exercisable for Newsight Ordinary Shares that would have resulted from the amendment of the Company’s public warrants at the consummation of the Newsight Business Combination Agreement and the Newsight Ordinary Shares issuable upon exercise of such warrants. Newsight filed an Amendment No. 1 thereto on January 20, 2023, an Amendment No. 2 thereto on February 13, 2023 and an Amendment No. 3 thereto on March 27, 2023. We use the term “Newsight Form F-4” to refer to the original registration statement as amended by the two amendments and as it may be subsequently further amended.

The Newsight Business Combination Agreement is further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022 and our Current Report on Form 8-K filed with the SEC on January 30, 2023 and in the Newsight Form F-4.

On December 9, 2023, the Company, Newsight and Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Newsight Business Combination Agreement by mutual agreement in accordance with Section 7.1(a) thereof, and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Business Combination Agreement. The Company and Newsight determined to mutually terminate the Business Combination Agreement because of challenging global economic conditions.

Proposed Business Combination with Mediforum

On January 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Mediforum Merger Agreement”) with Mediforum Co. Ltd., a registered company organized under the laws of the Republic of Korea. Pursuant to the Mediforum Merger Agreement, prior to the Closing, Mediforum will restructure and redomesticate (“Restructuring and Redomestication”) to the British Virgin Islands (the “BVI Company”).

Pursuant to the terms of the Mediforum Merger Agreement, a new British Virgin Islands business company (“PubCo”), a British Virgin Islands company and a wholly owned direct subsidiary of PubCo (“Merger Sub 1”), and a Delaware limited liability company and a wholly owned direct subsidiary of PubCo (“Merger Sub 2”) will be formed for the purpose of participating in the transactions contemplated by the Mediforum Merger Agreement, including, without limitation, (a) the merger of Merger Sub 1 with and into the BVI Company, with the BVI Company surviving such merger as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (b) the merger of Merger Sub 2 with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of PubCo (the “SPAC Merger” and together with the Initial Merger, the “Mergers”, and together with the other transactions contemplated by the Mediforum Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The requisite members of the Company’s board of directors have (i) approved and declared advisable the Mediforum Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Mediforum Merger Agreement and the Transactions by the Company’s stockholders.

The Mediforum Merger Agreement provides that the consideration for the Mergers (the “Merger Consideration”) will be $250,000,000 payable 100% in 25,000,000 PubCo ordinary shares valued at $10.00 per share.

The Mediforum Merger Agreement, and related agreements are further described in our Current Report on Form 8-K filed with the SEC on January 12, 2024 and incorporated by reference herein as Exhibit 2.1.3. The Mediforum Merger Agreements provides that the issuance of the Pubco ordinary shares to be issued pursuant to the Mediforum Merger Agreement, the warrants exercisable for Pubco ordinary shares that will result from the amendment of the Company’s public warrants at the consummation of the Mergers and the Pubco ordinary shares issuable upon exercise of such warrants are to be registered with the SEC on a registration statement on Form F-4. Mediforum and the Company have not yet filed the initial registration statement.

First Charter Amendment

At a special meeting held on May 1, 2023, the Company’s stockholders approved the First Amendment to the Company’s amended and restated certificate of incorporation (the “First Charter Amendment”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must either complete its initial business combination or else (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The First Charter Amendment allowed the Company to extend the Termination Date from May 3, 2023 by up to six 1-month extensions to November 3, 2023, provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account a payment (an “Extension Payment”) equal to the lesser of (x) $100,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2023 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s public shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Company public shares outstanding after the May 1, 2023 stockholders meeting. Thus, the Extension Payment for each one-month extension pursuant to the First Charter Amendment was $72,562.86.

In connection with the First Charter Amendment, the Company amended the trust agreement by entering into Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023, by and between the Company and Continental, which conformed the extension procedures in the trust agreement to the procedures in the First Charter Amendment.

Second Charter Amendment

In a special meeting held on October 25, 2023, the Company’s stockholders approved a Second Amendment to the Company’s amended and restated certificate of incorporation (the “Second Charter Amendment”), giving the Company the right to extend the Termination Date by up to six (6) more one-month extensions to May 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account a payment (an “Extension Payment”) equal to the lesser of (x) $60,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until May 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the approval of the Second Charter Amendment on October 25, 2023, holders of 264,443 of the Company’s public shares exercised their right to redeem those shares for cash at an approximate price of $11.12 per share, for an aggregate of approximately $2.9 million, leaving 1,348,065 Company public shares outstanding after the October 25, 2023 stockholders meeting. Thus, the Extension Payment for each one-month extension pursuant to the Second Charter Amendment was $60,000.

In connection with the Second Charter Amendment, the Company amended the trust agreement by entering into Amendment No. 2 to Investment Management Trust Agreement dated October 25, 2023, by and between the Company and Continental, which conformed the extension procedures in the trust agreement to the procedures in the Second Charter Amendment.

Extensions

On October 28, 2022, as permitted by our amended and restated certificate of incorporation and at the request of our sponsor, our board of directors extended the period of time to consummate our initial business combination to February 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount. On February 2, 2023, at the request of our sponsor, we similarly further extended period of time to consummate our initial business combination a second time to May 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a second non-interest bearing, unsecured promissory note in that amount.

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor has deposited six Extension Payments, each of $72,562.86 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes.

After the adoption of the Second Charter Amendment on October 25, 2023, the Company obtained six more 1-month extensions extending the Termination Date to May 3, 2024, and the Sponsor has deposited six Extension Payments, each of $60,000, into the Trust Account and received six non-interest bearing, unsecured promissory notes.

As described in more detail below, the Company is scheduled to hold its Annual Meeting of its stockholders on April 30, 2024. At the meeting, stockholders are being asked to vote on, among other items of business another amendment to our amended and restated certificate of incorporation to allow the Company to obtain an additional six 1-month extensions extending the Termination Date to November 3, 2024 and another amendment to our trust agreement making corresponding amendments. If these amendments are not approved by our stockholders and we do not complete the Business Combination by March 3, 2024, then our existence will terminate, and we will distribute all amounts in the Trust Account. If these amendments are approved and we obtain all six additional 1-month extensions but we do not complete our initial business combination by November 3, 2024, then similarly our existence will terminate, and we will distribute all amounts in the Trust Account.

2024 Annual Meeting of Stockholders

The Company is scheduled to hold its 2024 annual meeting of stockholders on April 30, 2024 (the “Annual Meeting”). The record date for the Annual Meeting is April 9, 2024 and the meeting is scheduled to be held virtually. The board has proposed the following items for the approval of the Company’s stockholders at the Annual Meeting:

1.	A proposal to re-elect (the “Director Proposal”) one director to the Board, with such director to serve until the third annual meeting of stockholders following this Annual Meeting or until his successor is elected and qualified with the Company’s chief executive officer and chairman, George Peter Sobek, who is the incumbent, being the board’s nominee;

2.	A proposal to ratify the selection by our Audit Committee of Adeptus Partners, LLC to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024 (the “Auditor Proposal”);

3.	A proposal to amend the Company’s amended and restated certificate of incorporation to provide for the right of the holders of the Company’s Class B common stock to convert such shares into shares of the Company’s Class A common stock on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”);

4.	A proposal to amend the Company’s amended and restated certificate of incorporation to give the Company the right to further extend the Termination Date by up to an additional six 1-month extensions to November 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposits into the Company’s trust account an Extension Payment equal to the lesser of (x) $100,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Amendment Proposal”);

5.	A proposal to further amend the trust agreement to extend the date on which Continental must liquidate the trust account if the Company has not completed its initial business combination, from May 3, 2024 by up to six one-month extensions to November 3, 2024 by depositing into the Trust Account the lesser of (x) $60,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for ach such one-month extension (such proposal is the “Trust Amendment Proposal”); and

6.	A proposal to approve the adjournment of the Annual Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of any of the Director Proposal, Auditor Proposal, Charter Proposals, or Trust Amendment Proposal (the “Adjournment Proposal”). The Adjournment Proposal will only be presented at the Annual Meeting if there are not sufficient votes to approve any of the Director Proposal, Auditor Proposal, Charter Proposals, or Trust Amendment Proposal.

In connection with the Extension Amendment Proposal, the Company’s public stockholders may elect to redeem their public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), divided by the number of public shares then outstanding. We expect that the redemption price will be approximately $11.53 per share.

The Company filed the definitive proxy statement for the Annual Meeting with the SEC on April 15, 2024.

Business Strategy and Competitive Advantages

While we may pursue an initial business combination target in any industry or geographic location, we have historically focused our search on companies with operations in the vision sensing technologies (“VST”), including hardware chip solutions (such as chips, modules and systems), VST-related application software, artificial intelligence (“AI”) and other peripheral technologies that assist to integrate and/or supplement VST applications; however, following the termination of the Newsight Business Combination Agreement on December 9, 2023, we expanded our search into other technologies. There is no restriction in the geographic location of targets we can pursue, however, we expressly disclaim any intent to and will not consummate a business combination with a target business located in China or Hong Kong. We intend to capitalize on the following competitive advantages in our pursuit of a target company:

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

We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the private placement units remaining in our trust account. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 3, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $15.5 million as of April 9, 2024, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2023, the amount in the trust account was approximately $15.2 million or $11.29 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and private placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by May 3, 2024 ( which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until May 3, 2024 (which may be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation) to complete our initial business combination. We have obtained all currently available extensions extending the period to May 3, 2024. As described above under the heading “2024 Annual Meeting of Stockholders,” we are seeking the approval of our stockholders to amendments to our amended and restated certificate of incorporation and our trust agreement to be able to obtain up to six more 1-month extensions to extend the deadline by which we must complete our initial business combination to up to November 3, 2024. If we are unable to complete our initial business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and private placement shares held by them if we fail to complete our initial business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. As of December 31, 2023 we had funds in the amount of $244,612 remaining outside the trust account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our ability to realize anticipated benefits of the Business Combination, and unanticipated expenses or delays in connection with the Business Combination.

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

●	If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 1C.	Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

Our board of directors and our audit committee oversee risk for our company and are generally responsible for the oversight of risks from cybersecurity threats. Our management will promptly report to the board of directors and our audit committee on incidents of material cybersecurity risks facing us and any third parties and the measures that may be taken to mitigate such risks. In the event of a cybersecurity incident, we intend to follow an incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel, senior leadership and the board of directors and our audit committee.

We have not encountered any cybersecurity incidents since our IPO.

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

On April 15, 2024, there was one holder of record of our shares of Class A common stock, one holder of record of our Class B common stock, one holder of record of our warrants and two holders of record of our units.

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

The Private Placement Warrants are identical to the Public Warrants except that (1) the Private Placement Warrants (including shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the closing of our initial Business Combination (except, among other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor), and subject to securities laws restrictions regarding sale of private securities and (2) holders of our Private Placement Warrants are entitled to certain registration rights as described in Note 6 to our financial statements.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Company Public Shares outstanding after the May 1, 2023, stockholders meeting.

In connection with the approval of the Second Charter Amendment on October 25, 2023, holders of 264,443 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $11.12 per share, for an aggregate of approximately $2.94 million, leaving 1,348,065 Company Public Shares outstanding after the October 25, 2023, stockholders meeting.

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

On October 28, 2022, at the request of our sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount. On February 2, 2023, at the request of our sponsor, we extended period of time to consummate a Business Combination a second time to May 3, 2024, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a second non-interest bearing, unsecured promissory note in that amount. If we do not complete the Business Combination with Newsight or another business combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

As of December 31, 2023, we have available to us $244,612 of cash on our balance sheet and a working deficit of $6,349,573.

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

The Terminated Newsight Business Combination Agreement. On August 30, 2022, the Company entered into the Original Newsight Business Combination Agreement with Newsight, and Newsight MergerSub, Inc, which was amended on January 19, 2023 by the First Newsight BCA Amendment and again on January 29, 2023 by the Second Newsight BCA Amendment.

Pursuant to the Newsight Business Combination Agreement, at the Closing of the transactions contemplated thereunder, and following the Recapitalization and the PIPE Investment (as each such term is defined and described in the Newsight Business Combination Agreement), (i) Merger Sub would have merged with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Newsight; (ii) the common stock of the Company (including Class A common stock and Class B common stock) would have been converted into Newsight Ordinary Shares on a one-for-one basis; (iii) warrants to purchase the Company’s common stock would have instead become eligible to purchase the same number of Newsight Ordinary Shares at the same exercise price and for the same exercise period; (iv) the Company would have become a wholly owned subsidiary of Newsight; and (v) the Company would have changed its corporate name to Newsight HoldCo, Inc., and wuold have a restated certificate of incorporation appropriate for a private corporation.

Newsight filed a Registration Statement on Form F-4 with the SEC on December 8, 2022 to register the issuance of the Newsight Ordinary Shares that were to be issued at the consummation of the Newsight Business Combination Agreement, the warrants exercisable for Newsight Ordinary Shares that would have resulted from the amendment of the Company’s public warrants at the consummation of the Newsight Business Combination Agreement and the Newsight Ordinary Shares issuable upon exercise of such warrants. Newsight filed an Amendment No. 1 thereto on January 20, 2023, an Amendment No. 2 thereto on February 13, 2023 and an Amendment No. 3 thereto on March 27, 2023.

The Newsight Business Combination Agreement is further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022 and our Current Report on Form 8-K filed with the SEC on January 30, 2023 and in the Newsight Form F-4.

On December 9, 2023, the Company, Newsight and Merger Sub entered into the Mutual Termination Agreement pursuant to which they terminated the Newsight Business Combination Agreement by mutual agreement in accordance with Section 7.1(a) thereof, and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Business Combination Agreement. The Company and Newsight determined to mutually terminate the Business Combination Agreement because of challenging global economic conditions.

The Mediforum Merger Agreement. On January 12, 2024, the Company entered into the Mediforum Agreement and Plan of Merger with Mediforum. Pursuant to the Mediforum Merger Agreement, prior to the Closing, Mediforum will restructure and redomesticate (“Restructuring and Redomestication”) to the British Virgin Islands (the “BVI Company”).

Pursuant to the terms of the Mediforum Merger Agreement, a new British Virgin Islands business company, PubCo, a British Virgin Islands company and a wholly owned direct subsidiary of PubCo, Merger Sub 1, and a Delaware limited liability company and a wholly owned direct subsidiary of PubCo, Merger Sub 2 will be formed for the purpose of participating in the transactions contemplated by the Merger Agreement, including, without limitation, (a) the merger of Merger Sub 1 with and into the BVI Company, with the BVI Company surviving such merger as a wholly owned subsidiary of PubCo, the Initial Merger, and (b) the merger of Merger Sub 2 with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of PubCo, the SPAC Merger. The requisite members of the Company’s board have (i) approved and declared advisable the Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Merger Agreement and the Transactions by the Company’s stockholders.

The Mediforum Merger Agreement provides that the Merger Consideration will be $250,000,000 payable 100% in 25,000,000 PubCo ordinary shares valued at $10.00 per share.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on January 16, 2024.

For further information regarding the Merger Agreement and our proposed initial business combination with Mediforum, please refer to Note 1 of this Annual Report.

Amendments to the Amended & Restated Certificate of Incorporation. At a special meeting held on May 1, 2023, the Company’s stockholders approved the First Amendment to the Company’s amended and restated certificate of incorporation (the “First Charter Amendment”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must either complete its initial business combination or else (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The First Charter Amendment allowed the Company to extend the Termination Date from May 3, 2023 by up to six 1-month extensions to November 3, 2023, provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account a payment (an “Extension Payment”) equal to the lesser of (x) $100,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2023 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s public shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Company public shares outstanding after the May 1, 2023 stockholders meeting. Thus, the Extension Payment for each one-month extension pursuant to the First Charter Amendment was $72,562.86.

In connection with the First Charter Amendment, the Company amended the trust agreement by entering into Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023, by and between the Company and Continental, which conformed the extension procedures in the trust agreement to the procedures in the First Charter Amendment.

In a special meeting held on October 25, 2023, the Company’s stockholders approved a Second Amendment to the Company’s amended and restated certificate of incorporation (the “Second Charter Amendment”), giving the Company the right to extend the Termination Date by up to six (6) more one-month extensions to May 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account a payment (an “Extension Payment”) equal to the lesser of (x) $60,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until May 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the approval of the Second Charter Amendment on October 25, 2023, holders of 264,443 of the Company’s public shares exercised their right to redeem those shares for cash at an approximate price of $11.12 per share, for an aggregate of approximately $2.9 million, leaving 1,348,065 Company public shares outstanding after the October 25, 2023 stockholders meeting. Thus, the Extension Payment for each one-month extension pursuant to the Second Charter Amendment was $60,000.

In connection with the Second Charter Amendment, the Company amended the trust agreement by entering into Amendment No. 2 to Investment Management Trust Agreement dated October 25, 2023, by and between the Company and Continental, which conformed the extension procedures in the trust agreement to the procedures in the Second Charter Amendment.

Extensions to the Deadline to Complete Our Initial Business Combination. On October 28, 2022, as permitted by our amended and restated certificate of incorporation and at the request of our sponsor, our board of directors extended the period of time to consummate our initial business combination to February 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a non-interest bearing, unsecured promissory note in that amount. On February 2, 2023, at the request of our sponsor, we similarly further extended period of time to consummate our initial business combination a second time to May 3, 2023, our sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the trust account, and we issued to our sponsor a second non-interest bearing, unsecured promissory note in that amount.

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor has deposited six Extension Payments, each of $72,562.86 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes.

After the adoption of the Second Charter Amendment on October 25, 2023, the Company obtained six more 1-month extensions extending the Termination Date to May 3, 2024, and the Sponsor has deposited six Extension Payments, each of $60,000, into the Trust Account and received six non-interest bearing, unsecured promissory notes.

As described in more detail below, the Company is scheduled to hold its Annual Meeting of its stockholders on April 30, 2024. At the meeting, stockholders are being asked to vote on, among other items of business another amendment to our amended and restated certificate of incorporation to allow the Company to obtain an additional six 1-month extensions extending the Termination Date to November 3, 2024 and another amendment to our trust agreement making corresponding amendments. If these amendments are not approved by our stockholders and we do not complete the Business Combination by March 3, 2024, then our existence will terminate, and we will distribute all amounts in the Trust Account. If these amendments are approved and we obtain all six additional 1-month extensions but we do not complete our initial business combination by November 3, 2024, then similarly our existence will terminate, and we will distribute all amounts in the Trust Account.

2024 Annual Meeting of Stockholders. The Company is scheduled to hold its 2024 Annual Meeting of stockholders on April 30, 2024. The record date for the Annual Meeting is April 9, 2024 and the meeting is scheduled to be held virtually. The board has proposed the following items for the approval of the Company’s stockholders at the Annual Meeting:

1.	The Director Proporal to re-elect one director to the Board, with such director to serve until the third annual meeting of stockholders following this Annual Meeting or until his successor is elected and qualified with the Company’s chief executive officer and chairman, George Peter Sobek, who is the incumbent, being the board’s nominee;

2.	The Auditor Proposal to ratify the selection by our Audit Committee of Adeptus Partners, LLC to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024;

3.	The Founder Share Amendment Proposal to amend the Company’s amended and restated certificate of incorporation to provide for the right of the holders of the Company’s Class B common stock to convert such shares into shares of the Company’s Class A common stock on a one-to-one basis at the election of such holders;

4.	The Extension Amendment Proposal to amend the Company’s amended and restated certificate of incorporation to give the Company the right to further extend the Termination Date by up to an additional six 1-month extensions to November 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposits into the Company’s trust account an Extension Payment equal to the lesser of (x) $100,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination;

5.	The Trust Amendment Proposal to further amend the trust agreement to extend the date on which Continental must liquidate the trust account if the Company has not completed its initial business combination, from May 3, 2024 by up to six one-month extensions to November 3, 2024 by depositing into the Trust Account the lesser of (x) $60,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for ach such one-month extension; and

6.	A Adjournment Proposal to approve the adjournment of the Annual Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of any of the Director Proposal, Auditor Proposal, Charter Proposals, or Trust Amendment Proposal. The Adjournment Proposal will only be presented at the Annual Meeting if there are not sufficient votes to approve any of the Director Proposal, Auditor Proposal, Charter Proposals, or Trust Amendment Proposal.

In connection with the Extension Amendment Proposal, the Company’s public stockholders may elect to redeem their public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), divided by the number of public shares then outstanding. We expect that the redemption price will be approximately $11.53 per share.

The Company filed the definitive proxy statement for the Annual Meeting with the SEC on April 15, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for an initial Business Combination, conducting due diligence on prospective targets, negotiating the Business Combination Agreement with Newsight and preparing filings with the SEC including working with Newsight on the Newsight Form F-4. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Accounts. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $153,520, which consists of formation and operating costs of $1,608,938, franchise tax cost of $171,207, income tax expenses $616,681, and interest earned on investments held of $2,243,306.

For the year ended December 31, 2022, we had a net loss of $147,396, which consists of formation and operating costs of $1,420,165, franchise tax cost $209,511, income tax expense $5,000 and interest earned on investment held in the Trust Account of $1,487,280.

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

For the year ended December 31, 2023, cash used in operating activities was $641,515.

As of December 31, 2023, we had investments of $15,225,623 held in the Trust Accounts. We intend to use substantially all of the funds held in the Trust Accounts, including any amounts representing interest earned on the Trust Accounts (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2023, we withdraw $636,074 interest earned on the Trust Accounts. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Accounts will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $244,612 outside of the Trust Accounts. We intend to use the funds held outside the Trust Accounts primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units as described above. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of December 31, 2023, we had received total advances under this note in the principal amount of $512,303.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 3, 2024 (which may be extended to November 3, 2024 if our stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 3, 2024.

Contractual Obligations

On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of December 31, 2023, we had received total advances under this note in the principal amount of $512,303.

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

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight. The bridge financing and accrued interest, of 10% per annum accrued and compounded monthly, shall be mature and be payable upon Newsight’s receipt of $2,000,000 in financing. The Company has requested repayment from Newsight; however, Newsight has denied that any amounts are currently due.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these audited financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In connection with the approval of the Second Charter Amendment on October 25, 2023, holders of 264,443 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $11.12 per share, for an aggregate of approximately $2.94 million, leaving 1,348,065 Company Public Shares outstanding after the October 25, 2023, stockholders meeting.

On December 31, 2023, 1,348,065 shares of Class A Common Stock outstanding are subject to possible redemption.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
George Peter Sobek	47	Chairman and Chief Executive Officer
Hang Kon Louis Ma	61	Director, Chief Financial Officer and Secretary
Joseph Mitchell Magen	50	Director
William Welser IV	46	Director
Garry Richard Stein	78	Director

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

Mr. Hang Kon Louis Ma has served as our director, Chief Financial Officer and Secretary since September 2021. Mr. Ma is a highly experienced senior executive with extensive management and financial experience in listed companies in the United States and Hong Kong. He is currently an executive director, the chief financial officer, and the company secretary of G.A. Holdings Limited (SEHK: 8126), a listed company trading on the Hong Kong Stock Exchange Limited. He is familiar with Hong Kong listing rules and has hands-on experience in listed companies including the initial public offerings, reverse takeovers, and mergers and acquisitions. He has been the key liaison of various listed companies with both the Stock Exchange of Hong Kong and the Securities and Futures Commission of Hong Kong. Among his recent engagements, since November 2015, Mr. Ma has been serving as an executive director, the Chief Financial Officer and Company Secretary for G.A. Holdings Limited, which engages in the sale, servicing and after-sales business of automobiles covering leading brands such as Ferrari, Maserati and BMW in China, and car rental business under Hertz licensing in Hong Kong. Mr. Ma previously held senior positions at a number of international corporations and local enterprises in Hong Kong. An accountant by training, he held senior positions at one of the “Big Four” accounting firms and at a consulting subsidiary of another major accounting firm. Mr. Ma is a chartered secretary in the United Kingdom and Hong Kong, a chartered certified accountant in the United Kingdom, and a certified public accountant in Hong Kong and the United States. He received his Professional Diploma in Company Secretaryship & Administration from The Hong Kong Polytechnic (the predecessor to The Hong Kong Polytechnic University). Mr. Ma holds a master of business administration degree from Kellogg School of Management, Northwestern University & Hong Kong University of Science and Technology. We believe Mr. Ma is well qualified to serve as a member of our board of directors due to his extensive management and financial experience.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of $10,000 per month, for the office space, utilities, and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 9, 2024 by:

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Outstanding common stock
5% Holders
Vision Sensing LLC & Dr. George Cho Yiu So (1) c/o Vision Sensing Acquisition Corp.	472,700	25.96%	2,530,000	100%	69.02%
Wolverine Asset Management, LLC(2)	173,911	9.55%	—	—	4.00%
Meteora Capital, LLC (3)	129,571	7.12%	—	—	2.98%
Executive officers and directors
George Peter Sobek(4)	0	0%	115,000	4.55%	2.64%
Hang Kon Louis Ma(5)	0	0%	30,000	1.19%	*
Joseph Mitchell Magen(6)	0	0%	20,000	0.79%	*
William Welser IV(7)	0	0%	20,000	0.79%	*
Garry Richard Stein(8)	0	0%	100,000	3,95%	2.30%
All executive officers and directors as a group (five individuals)	0	0%	285,000	11.26%	6.55%

* Less than one percent.

(1)	Vision Sensing LLC is VSAC’s Sponsor. Its holdings include 472,700 shares of outstanding Class A common Stock and all 2,530,000 shares of outstanding Class B common stock, which are also referred to as founder shares. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Dr. George Cho Yiu So is the manager and controlling member of Vision Sensing LLC and so could be deemed to be the beneficial owner of all of the shares held of record by Vision Sensing LLC. Dr. So, disclaims beneficial ownership of 1,814,181 of the shares of VSAC Class B common stock held by Vision Sensing LLC.

(2)	A Schedule 13G dated February 1, 2024 states as follows as set forth in this note (3). Wolverine Asset Management, LLC (“WAM”) is an investment adviser and has voting and disposition power over 173,911 shares of Class A Common Stock of the Issuer. The sole member and manager of WAM is Wolverine Holdings, L.P. (“Wolverine Holdings”). Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc. (“WTP”), the general partner of Wolverine Holdings. Each of Wolverine Holdings, Mr. Bellick, Mr. Gust, and WTP have voting and disposition power over 174,473 shares of Class A Common Stock of the Issuer. WAM has shared power to vote, or direct the vote of, 173,911 shares of the Class A Common Stock of the Issuer, and each of Wolverine Holdings, WTP, Mr. Bellick, and Mr. Gust has shared power to vote or direct the vote of 174,473 shares of the Class A Common Stock of the Issuer, in each case as set forth above. WAM has shared power to dispose, or direct the disposition of, 173,911 shares of the Class A Common Stock of the Issuer, and each of Wolverine Holdings, WTP, Mr. Bellick, and Mr. Gust has shared power to dispose, or direct the disposition, of 174,473 shares of the Class A Common Stock of the Issuer, in each case as set forth above. Wolverine Flagship Fund Trading Limited is known to have the right to receive the receipt of dividends from, or the proceeds from the sale of, the shares of common stock covered by this statement that may be deemed to be beneficially owned by WAM.
(3)	A Schedule 13G dated February 14, 2024 states that Meteora Capital, LLC (“Meteora Capital”) is the beneficial owner of the shares which are held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”) and Vik Mittal, serves as the Managing Member of Meteora Capital, with respect to the shares held by the Meteora Funds. The Schedule 13G further states that it should not be construed as an admission that any of the Meteora Capital, the Meteora Funds or Mr. Mittal is, for the purposes of Section 13 of the Act, the beneficial owner of the shares.

(4)	Mr. Sobek holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Sobek’s ratable share is 115,000 shares of the Company’s Class B common stock.

(5)	Mr. Ma holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Ma’s ratable share is 30,000 shares of the Company’s Class B common stock.

(6)	Mr. Magen holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Magen’s ratable share is 20,000 shares of the Company’s Class B common stock.

(7)	Mr. Welser holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Welser’s ratable share is 20,000 shares of the Company’s Class B common stock.

(8)	Mr. Stein holds a service member membership interest in the Company’s sponsor, Vision Sensing, LLC, which is characterized as corresponding to a ratable share of the Company’s Class B common stock held by the sponsor and will entitle him, if a business combination of the Company occurs, to receive distributions of those Class B shares, and/or the proceeds of the sale of such shares pursuant to the terms of the sponsor’s operating agreement. Mr. Stein’s ratable share is 90,000 shares of the Company’s Class B common stock. Mr. Stein’s wife similar holds a membership interest in the Company’s sponsor, and her ratable share is 10,000 shares of the Company’s Class B Common Stock. Her ratable share is included in the shares attributed to Mr. Stein; however, Mr. Stein disclaims beneficial ownership of his wife’s shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units as described above. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of December 31, 2023, we had received total advances under this note in the principal amount of $512,303.

We issued (i) two non-interest-bearing, unsecured promissory notes each in the principal amount of $1,012,000 to our sponsor on October 28, 2022 and February 2, 2023 to fund the two 3-month extensions, (ii) six non-interest bearing, unsecured promissory notes each in the principal amount of $72,563 to our sponsor between May 1, 2023 and October 3, 2023 to fund six 1-month extensions, and (iii) six non-interest bearing, unsecured promissory notes each in the principal amount of $60,000 to our sponsor between November 3, 2023 and April 3, 2024 to fund an additional six 1-month extensions, in each case to the deadline to complete our initial business combination as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. These notes are not convertible into units.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, review of our quarterly financial statements and services that are normally provided by Adeptus in connection with regulatory filings. The aggregate fees billed by Adeptus for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2023 and December 31, 2022, totaled $62,500 and $61,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and December 31, 2022, we did not pay Adeptus any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2023 and December 31, 2022, we paid Adeptus tax fees of $0 and $3,000, respectively.

All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2023 and December 31, 2022, we did not pay Adeptus any other fees.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement. (2)
2.1	Business Combination Agreement dated August 30, 2022 by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and the Company. (3)
2.1.1	Amendment No. 1 to Business Combination Agreement dated January 19, 2023 by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and the Company. (9)
2.1.2	Amendment No. 2 to Business Combination Agreement dated January 29, 2023 by and among Newsight Imaging Ltd., Newsight Merger Sub, Inc. and the Company. (4)
2.1.3	Mutual Termination Agreement dated December 9, 2023 by and among the Company and Newsight Imaging Ltd. (5)
2.1.4	Agreement and Plan of Merger dated as of January 12, 2024 by and between Vision Sensing Acquisition Corp. and Mediforum Co. Ltd.(6)
3.2	Amended and Restated Certificate of Incorporation. (2)
3.2.1	First Amendment to the Amended and Restated Certificate of Incorporation (7)
3.2.2	Second Amendment to the Amended and Restated Certificate of Incorporation (8)
3.3	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. (2)

4.4.1	Form of Assignment, Assumption and Amendment to Warrant Agreement to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and among Newsight Imaging Ltd., the Company and Continental Stock Transfer and Trust Company. (3)
4.5	Description of Registrant’s Securities.*
10.1	Letter Agreement, among the Company, its officers and directors and the Company’s sponsor, Vision Sensing LLC. (2)
10.1.1	Form of First Amendment to Letter Agreement to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and among Newsight Imaging Ltd., the Company, Vision Sensing LLC and the Insiders party thereto. (3)
10.1.2	Supplement to Letter Agreement among the Company, its officers and directors and the Company’s sponsor, Vision Sensing LLC dated April 12, 2024. *
10.2	Promissory Note, issued to Vision Sensing LLC (1)
10.3	Investment Management Trust Agreement dated November 1, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
10.3.1	Amendment No. 1 to Investment Management Trust Agreement. (7)
10.3.1	Amendment No. 2 to Investment Management Trust Agreement (8)
10.4	Registration Rights Agreement, between the Registrant and certain securityholders. (2)
10.4.1	Form of First Amendment to Registration Rights Agreement to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and among Newsight Imaging Ltd., the Company and Vision Sensing LLC. (3)
10.5	Securities Subscription Agreement between the Registrant and Vision Sensing LLC. (1)
10.7	Placement Unit Purchase Agreement between the Registrant and Vision Sensing LLC. (2)
10.7.1	Amendment No. 1 to Placement Unit Purchase Agreement dated February 10, 2023 by and between the Company and Vision Sensing, LLC. (9)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Agreement by and between the Registrant and Vision Sensing, LLC. (2)
10.11	Form of Lock-Up Agreement dated August 30, 2022, by and among Vision Sensing Acquisition Corp., Newsight Imaging Ltd., and the shareholders of Newsight Imaging Ltd. party thereto. (3)
10.12	Form of Voting and Support Agreement dated August 30, 2022 by and among Newsight Imaging Ltd., the Company and the shareholders of Newsight Imaging Ltd. party thereto. (3)
10.13	Form of Sponsor Voting Agreement, dated August 30, 2022, by and among Vision Sensing LLC, Vision Sensing Acquisition Corp. and Newsight Imaging Ltd. (3)
10.14	Form of Non-Competition and Non-Solicitation Agreement to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and between Newsight Imaging Ltd. and certain of its executive officers. (3)
10.15	Form of Registration Rights Agreement Amendment to be entered into at the closing of the transactions contemplated in Exhibit 2.1 by and between Newsight Imaging Ltd. and certain of its shareholders. (3)
14	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
97	Incentive Compensation Recovery Policy.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 12, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 3, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on September 6, 2022.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 30, 2023.
(5)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on December 11, 2023.
(6)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 16, 2024.
(7)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on May 1, 2023.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on October 26, 2023.
(9)	Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 24, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2024	Vision Sensing Acquisition Corp.

	By:	/s/ George Peter Sobek
	Name:	George Peter Sobek
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ George Peter Sobek	Chairman and Chief Executive Officer	April 30, 2024
George Peter Sobek	(Principal Executive Officer)

/s/ Hang Kon Louis Ma	Director, Chief Financial Officer, and Secretary	April 30, 2024
Hang Kon Louis Ma	(Principal Financial Officer)

/s/ Joseph Mitchell Magen	Director	April 29, 2024
Joseph Mitchell Magen

/s/ William Welser IV	Director	April 29, 2024
William Welser IV

/s/ Garry Richard Stein	Director	April 29, 2024
Garry Richard Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Vision Sensing Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vision Sensing Acquisition Corp. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 3, 2024 (which may be extended to November 3, 2024 if the stockholders approve the Extension Amendment Proposal and the Trust Amendment Proposal at the Annual Meeting or such other later date as may be approved by the stockholders in an amendment to our certificate of incorporation), then the Company will cease all operations except for the purpose of liquidating.

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

Ocean, New Jersey

April 30, 2024

PCAOB ID: 3686

Vision Sensing Acquisition Corp.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$244,612	$71,650
Loan receivable	1,123,202	10,000
Prepaid expense	-	28,153
Total Current Assets	1,367,814	109,803

Cash and Marketable Securities held in trust account	15,225,623	105,082,318

Total Assets	$16,593,437	$105,192,121

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$155,000	$-
Account payables	1,803,954	640,448
Loan from related party	1,123,202	-
Working capital loan	512,303	333,900
Extension loan	2,579,452	1,012,000
Income tax payable	444,909	5,000
Franchise tax payable	168,254	209,511
Excise tax liability	930,314	-
Total Current Liabilities	7,717,388	2,200,859

Deferred underwriter commission	3,542,000	3,542,000

Total Liabilities	11,259,388	5,742,859

Commitments and Contingencies

Class A common stock subject to possible redemption; 1,348,065 shares at $10.70 per share at December 31, 2023 and 10,120,000 shares at $10.25 per share at December 31, 2022	14,426,673	103,730,000

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 1,348,065 shares subject to possible redemption at December 31, 2023 and 10,120,000 shares subject to possible redemption at December 31, 2022)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253
Additional paid-in capital	-	-
Accumulated deficit	(9,092,924)	(4,281,038)
Total Shareholders’ Deficit	(9,092,624)	(4,280,738)
Total Liabilities, Redeemable Class A Common Stock and Shareholders’ Deficit	$16,593,437	$105,192,121

The accompanying notes are an integral part of these financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December, 2023	For the Year Ended December 31, 2022
Formation and operating costs	$(1,608,938)	$(1,420,165)
Franchise tax expenses	(171,207)	(209,511)
Loss from operations	(1,780,145)	(1,629,676)

Other income (expenses)
Interest earned on marketable securities held in trust account	2,243,306	1,487,280
Interest income - loan receivable	123,202	-
Interest expense - loan from related party	(123,202)	-
Total other income (expenses)	2,243,306	1,487,280
Income (loss) before provision for income taxes:	463,161	(142,396)
Provision for income taxes	(616,681)	(5,000)
Net loss	$(153,520)	$(147,396)

Weighted average shares outstanding of Class A common stock	4,832,926	10,592,700
Basic and diluted net income per common stock	$0.14	$0.02
Weighted average shares outstanding of Class B common stock	2,530,000	2,530,000
Basic and diluted net loss per common stock	$(0.33)	$(0.12)

The accompanying notes are an integral part of these financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (Audited)	472,700	$47	2,530,000	$253	$-	$(4,281,038)	$(4,280,738)
Net Loss						(153,520)	(153,520)
Re-measurement of Class A Common Stock Subject to Possible Redemption						(2,160,600)	(2,160,600)
Additional amount deposited into trust	-	-	-	-	-	(1,567,452)	(1,567,452)
Excise tax	-	-	-	-	-	(930,314)	(930,314)
Balance – December 31, 2023	472,700	$47	2,530,000	$253	-	$(9,092,924)	$(9,092,624)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2021 (Audited)	472,700	$47	2,530,000	$253	$-	$(3,121,642)	$(3,121,342)
Net loss	-	-	-	-	-	(147,396)	(147,396)
Additional amount deposited into trust	-	-	-	-	-	(1,012,000)	(1,012,000)
Balance – December 31, 2022	472,700	$47	2,530,000	$253	-	$(4,281,038)	$(4,280,738)

The accompanying notes are an integral part of these financial statements.

VISION SENSING ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(153,520)	$(147,396)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in trust account	(2,243,306)	(1,487,280)
Changes in operating assets and liabilities:
Prepaid expenses	28,153	9,947
Accounts payable	1,163,506	623,382
Accrued expenses	155,000	(30,000)
Franchise tax payable	(41,257)	132,201
Income tax payable	439,909	5,000
Other receivable	10,000	(10,000)
Net cash used in operating activities	(641,515)	(904,146)

Cash flows from investing activities:

Cash withdraw from trust account in connection with redemption	93,031,379	-
Cash withdraw from trust account	636,074	142,595
Investment of cash in trust account	(1,567,452)	(1,012,000)
Loan to third party	(1,123,202)	-
Net cash provided by (used in) investing activities	90,976,799	(869,405)

Cash flows from financing activities:
Working capital loan	178,403	333,900
Extension loan	1,567,452	1,012,000
Payment to redeemed shareholders	(93,031,379)	-
Loan from related party	1,123,202	-
Net cash provided by (used in) financing activities	(90,162,322)	1,345,900

Net change in cash	172,962	(427,651)
Cash at the beginning of the period	71,650	499,301
Cash at the end of the period	$244,612	71,650

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$1,567,452	$1,012,000
Remeasurement of Common Stock subject to redemption	$2,160,600	$-
Excise tax liability	$930,314	$-

The accompanying notes are an integral part of these financial statements.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through December 31, 2023, relates to the Company’s formation, the Offering (as defined below), the Company’s search for acquisition targets and due diligence, the negotiation of the Newsight Business Combination Agreement (as defined below), assisting Newsight Imaging Ltd. in the preparation and filing of its Registration Statement on Form F-4 and amendments thereto, terminating the Newsight Business Combination Agreement and negotiating the Mediforum Merger Agreement. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2023, we have available to us $244,612 of cash on our balance sheet and a working capital deficit of $6,349,573.

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

Proposed Business Combination

On August 30, 2022, the Company entered into a Business Combination Agreement (the “Original Newsight Business Combination Agreement” and as it has been amended and may be further amended or restated, the “Newsight Business Combination Agreement”) with Newsight Imaging Ltd., an Israeli company (“Newsight”), and Newsight MergerSub, Inc., a Delaware corporation and wholly owned subsidiary of Newsight (“Merger Sub”).

Pursuant to the Newsight Business Combination Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (collectively, the “Transactions”), and following the Recapitalization and the PIPE Investment (as each such term is defined and described in the Business Combination Agreement), (i) Merger Sub was to be merged with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Newsight (the “Merger”); (ii) the common stock of the Company (including Class A common stock and Class B common stock) was to be converted into ordinary shares of Newsight (“Newsight Ordinary Shares”) on a one-for-one basis; (iii) warrants to purchase the Company’s common stock would have instead become eligible to purchase the same number of Newsight Ordinary Shares at the same exercise price and for the same exercise period; (iv) the Company was to become a wholly owned subsidiary of Newsight; and (v) the Company was to change its corporate name to Newsight HoldCo, Inc., and would have a restated certificate of incorporation appropriate for a private corporation.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Prior to the Closing, but subject to the completion of the Closing, Newsight was to effect a recapitalization of its outstanding equity securities (the “Recapitalization”) so that the only class of outstanding equity of Newsight would have been the Newsight Ordinary Shares (and certain options and warrants that are exercisable for Newsight Ordinary Shares). To effect the Recapitalization, (i) Newsight was to effect a recapitalization of the Newsight Ordinary Shares so that the holders of the then outstanding Newsight Ordinary Shares would have shares valued at $10.00 per share having a total value of $215,000,000; and (ii) with respect to outstanding options to purchase Newsight Ordinary Shares, the number of Newsight Ordinary Shares issuable upon exercise of such security were to be multiplied by the Conversion Ratio, as defined in the Newsight Business Combination Agreement, and the exercise price of such security was to be divided by the Conversion Ratio. The Newsight Business Combination Agreement did not provide for any post-closing purchase price adjustments.

The Newsight Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on September 6, 2022.

On January 19, 2023, the Company, Newsight and Merger Sub entered into an Amendment No. 1 to Business Combination Agreement (the “First Newsight BCA Amendment”) to amend Article 40.1(a) of Exhibit H to the Original Newsight Business Combination Agreement (the form of Amended and Restated Articles of Association of Newsight that will become effective in connection with consummation of the Business Combination) to provide that the U.S. federal district courts will have exclusive jurisdiction to resolve complaints asserting a cause of action under the Securities Exchange Act of 1934, as amended. On January 29, 2023, the Company, Newsight and Merger Sub entered into Amendment No. 2 to Business Combination Agreement (the “Second Newsight BCA Amendment”) to amend the definition of “Outside Date” in Section 10.1 in the Original Newsight Business Combination Agreement to change the Outside Date from February 3, 2023 to May 3, 2023. The amendment extends the Outside Date to match the new deadline for the Company under its organizational documents to complete its initial Business Combination.

Newsight Registration Statement on Form F-4

Newsight filed a Registration Statement on Form F-4 with the SEC on December 8, 2022 to register the issuance of the Newsight Ordinary Shares that were to be issued at the consummation of the Newsight Business Combination, the warrants exercisable for Newsight Ordinary Shares that were to result from the amendment of the Company’s public warrants at the consummation of the Newsight Business Combination and the Newsight Ordinary Shares issuable upon exercise of such warrants. Newsight filed an Amendment No. 1 thereto on January 20, 2023, an Amendment No. 2 thereto on February 13, 2023 and an Amendment No. 3 thereto on March 27, 2023. We use the term “Newsight Form F-4” to refer to the original registration statement as amended by the three amendments and as it may be subsequently further amended.

Termination of Newsight agreement

On December 9, 2023, the Company, Newsight and Merger Sub entered into a Mutual Termination Agreement (the “Mutual Termination Agreement”) pursuant to which they terminated the Newsight Business Combination Agreement by mutual agreement in accordance with Section 7.1(a) thereof, and each party, on behalf of itself and its agents, released, waived and forever discharged the other parties and their agents of and from any and all obligation or liability arising under the Newsight Business Combination Agreement. The Company and Newsight determined to mutually terminate the Newsight Business Combination Agreement because of challenging global economic conditions.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Merger Agreement with Mediforum

On January 12, 2024, Vision Sensing Acquisition Corp., a Delaware corporation, entered into an Agreement and Plan of Merger (the “Mediforum Merger Agreement”) with Mediforum Co. Ltd., a registered company organized under the laws of the Republic of Korea.

Pursuant to the terms of the Merger Agreement, a new British Virgin Islands business company (“PubCo”), a British Virgin Islands company and a wholly owned direct subsidiary of PubCo (“Merger Sub 1”), and a Delaware limited liability company and a wholly owned direct subsidiary of PubCo (“Merger Sub 2”) will be formed for the purpose of participating in the transactions contemplated by the Mediforum Merger Agreement, including, without limitation, (a) the merger of Merger Sub 1 with and into the BVI Company, with the BVI Company surviving such merger as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (b) the merger of Merger Sub 2 with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of PubCo (the “VSAC Merger” and together with the Initial Merger, the “Mergers”, and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The requisite members of the Company’s board of directors (the “Board”) have (i) approved and declared advisable the Mediforum Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Mediforum Merger Agreement and the Transactions by the Company’s stockholders.

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

The First Charter Amendment allowed the Company to extend the Termination Date from May 3, 2023 by up to six 1-month extensions to November 3, 2023, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account the lesser of (x) $100,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2023 unless the closing of the Company’s initial Business Combination had occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Public Shares outstanding after the May 1, 2023 stockholders meeting. Thus, the Extension Payment for a one-month extension was $72,562.86.

In connection with the First Charter Amendment, the Company amended the Trust Agreement by entering into Amendment No. 1 to Investment Management Trust Agreement dated May 1, 2023, by and between the Company and Continental, which conforms the extension procedures in the Trust Agreement to the procedures in the First Charter Amendment.

Second Charter Amendment

In a special meeting held on October 25, 2023, the Company’s stockholders approved a Second Amendment (the “Second Charter Amendment”) to the Company’s amended and restated certificate of incorporation, giving the Company the right to further extend the Termination Date from November 3, 2023 by up to six (6) one-month extensions to May 3, 2024.

The Second Charter Amendment allowed the Company to extend the Termination Date from November 3, 2023 by up to six 1-month extensions to May 3, 2024, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account the lesser of (x) $60,000 or (y) $0.04 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until May 3, 2024 unless the closing of the Company’s initial Business Combination shall have occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the Second Charter Amendment on October 25, 2023, holders of 264,443 shares of Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $11.12 per share, for an aggregate of approximately $2.9 million, leaving 1,348,065 Company public shares outstanding after the October 25, 2023 stockholders meeting. Thus, the Extension Payment for each one-month extension pursuant to the Second Charter Amendment was $60,000.

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

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor has deposited six Extension Payments, each of $72,562.86 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes. The Company obtained the six extensions on May 1, 2023, June 2, 2023, June 30, 2023, August 1, 2023, September 1, 2023 and October 1, 2023.

After the adoption of the Second Charter Amendment on October 25, 2023, the Company obtained six more 1-month extensions extending the Termination Date to May 3, 2024, and the Sponsor has deposited six Extension Payments, each of $60,000, into the Trust Account and received six non-interest bearing, unsecured promissory notes. The Company obtained the six additional extensions on November 1, 2023, December 1, 2023, January 3, 2024, February 3, 2024, March 1, 2024 and April 2, 2024.

If the Company is unable to complete a Business Combination by May 3, 2024 (which can be extended to such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following the applicable Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The financial statements as of December 31, 2023 and for the year ended December 31, 2023 are audited. The accompanying financial statements as of December 31, 2022 and for the year ended December 31, 2022, are derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $244,612 in cash and no cash equivalents as of December 31, 2023 and $71,650 in cash and no cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

As of December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of December 31, 2023 and December 31, 2022, the balance in the Trust Account was $15,225,623 and $105,082,318, respectively.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During years ended December 31, 2023 and 2022 the company incurred $168,254 and $209,511 in Delaware franchise tax respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were $0 of unrecognized tax benefits as of December 31, 2023 and December 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $616,681 for the year ended December 31, 2023 and $5,000 for the year ended December 31, 2022, respectively.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 tax provision as there were redemptions by the public stockholders in 2023; as a result, the Company recorded $930,314 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On May 15, 2023, in connection with the approval by the Company’s stockholders of the First Charter Amendment, the Company redeemed 8,507,492 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $90,090,439. On October 25, 2023, in connection with the approval by the Company’s stockholders of the Second Charter Amendment, the Company further redeemed 264,443 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $2,940,940. On December 31, 2023, there were 1,348,065 shares of Class A Common Stock subject to possible redemption. On December 31, 2022 there were 10,120,000 shares of Class A Common Stock subject to possible redemption.

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

As of December 31, 2023 and December 31,2022, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Contingently redeemable Class A Common Stock – Opening Balance	$103,730,000	$102,718,000
Re-measurement of Class A Common Stock Subject to Possible Redemption	3,728,052	1,012,000
Payment to redeemed shareholders	(93,031,379)	-
Contingently redeemable Class A Common Stock - Ending Balance	14,426,673	103,730,000

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at December 31, 2023 and 2022. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $15,225,623 and $105,082,318 of securities in excess of SIPC limits as of December 31, 2023 and 2022, respectively.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as the basic income (loss) per share for the period presented. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value at December 31, 2023 and 2022.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A Common Stock	Class B Common Stock	Class A Common Stock	Class B Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of expenses and tax	$(1,573,244)	(852,582)	$(1,319,520)	$(315,159)
Interest	2,243,306	-	1,487,280	-
Allocation of net (loss) income	$670,062	$(852,582)	$167,760	$(315,159)
Denominators:
Weighted-average shares outstanding	4,832,926	2,530,000	10,592,700	2,530,000
Basic and diluted net income (loss) per share	$0.14	$(0.33)	$0.02	$(0.12)

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	Level	December 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$15,225,623	$105,082,318

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for the equity treatment in the Company’s financial statements.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

VISION SENSING ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,000,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of December 31, 2023, the amount under the Sponsor Working Capital Loan was $512,303. As of December 31, 2022, the amount under the Sponsor Working Capital Loan was $333,900.

To fund extensions of the deadline for us to complete our initial Business Combination, the Sponsor deposited an additional $1,012,000 into the Trust Account on each of October 28, 2022 and February 2, 2023 and approximately $72,562.86 for each of six one-month extensions during Calendar year 2023 and $60,000 for each of two additional one-month extensions during calendar year 2023. In return, we issued the Sponsor non-interest bearing, unsecured promissory notes, in the aggregate amount of $2,579,452 and $1,012,000as of December 31, 2023 and 2022 respectively.

In connection with the previous Business Combination with Newsight, Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan $1 million to us on substantially identical terms in order to fund our obligation to make advances to Newsight. As of December 31, 2023, the loan has a principal of $ 1,000,000 and total interest accrued was $123,202.

Newsight Bridge Financing

In connection with our entry into the Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, has agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight. The bridge financing and accrued interest, of 10% per annum accrued and compounded monthly, shall be mature and be payable upon Newsight’s receipt of $2,000,000 in financing. The Company has requested repayment from Newsight; however, Newsight has denied that any amounts are currently due. As of December 31, 2023, the total interest accrued under the loan was $123,202.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2023, $120,000 of expense was recorded and included in formation and operating costs in the statement of operations. For the year ended December 31, 2022, $120,000 of expense was recorded and included in formation and operating costs in the statement of operations.

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

NOTES TO FINANCIAL STATEMENTS

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

Note 7 – Stockholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2023, there were 472,700 Class A common stock issued and outstanding, excluding 1,348,065 shares subject to possible redemption. At December 31, 2022, there were 472,700 Class A common stock issued and outstanding, excluding 10,120,000 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2023 and December 31, 2022, there were 2,530,000 shares of Class B common stock issued and outstanding.

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

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity (Continued)

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

NOTES TO FINANCIAL STATEMENTS

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

Mediforum Merger Agreement

On January 12, 2024, Vision Sensing Acquisition Corp., a Delaware corporation, entered into an Agreement and Plan of Merger (the “Mediforum Merger Agreement”) with Mediforum Co. Ltd., a registered company organized under the laws of the Republic of Korea (“Mediforum”).

Pursuant to the terms of the Mediforum Merger Agreement, a new British Virgin Islands business company (“PubCo”), a British Virgin Islands company and a wholly owned direct subsidiary of PubCo (“Merger Sub 1”), and a Delaware limited liability company and a wholly owned direct subsidiary of PubCo (“Merger Sub 2”) will be formed for the purpose of participating in the transactions contemplated by the Merger Agreement, including, without limitation, (a) the merger of Merger Sub 1 with and into the BVI Company, with the BVI Company surviving such merger as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (b) the merger of Merger Sub 2 with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of PubCo (the “VSAC Merger” and together with the Initial Merger, the “Mergers”, and together with the other transactions contemplated by the Merger Agreement and the other agreements contemplated thereby, the “Transactions”). The requisite members of the Company’s board of directors have (i) approved and declared advisable the Mediforum Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Mediforum Merger Agreement and the Transactions by the Company’s stockholders.

The consideration for the Mergers (the “Merger Consideration”) will be $250,000,000. The Merger Consideration will be payable 100% in 25,000,000 PubCo ordinary shares valued at $10.00 per share.

2024 Annual Meeting of Stockholders

The Company is scheduled to hold its 2024 annual meeting of stockholders on April 30, 2024 (the “Annual Meeting”). The record date for the Annual Meeting is April 9, 2024 and the meeting is scheduled to be held virtually. The board has proposed the following items for the approval of the Company’s stockholders at the Annual Meeting:

1.	A proposal to re-elect (the “Director Proposal”) one director to the Board, with such director to serve until the third annual meeting of stockholders following this Annual Meeting or until his successor is elected and qualified with the Company’s chief executive officer and chairman, George Peter Sobek, who is the incumbent, being the board’s nominee;

2.	A proposal to ratify the selection by our Audit Committee of Adeptus Partners, LLC to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024 (the “Auditor Proposal”);

3.	A proposal to amend the Company’s amended and restated certificate of incorporation to provide for the right of the holders of the Company’s Class B common stock to convert such shares into shares of the Company’s Class A common stock on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”);

4.	A proposal to amend the Company’s amended and restated certificate of incorporation to give the Company the right to further extend the Termination Date by up to an additional six 1-month extensions to November 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposits into the Company’s trust account an Extension Payment equal to the lesser of (x) $100,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Extension Amendment Proposal”);

5.	A proposal to further amend the trust agreement to extend the date on which Continental must liquidate the trust account if the Company has not completed its initial business combination, from May 3, 2024 by up to six one-month extensions to November 3, 2024 by depositing into the Trust Account the lesser of (x) $60,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable Deadline Date for ach such one-month extension (such proposal is the “Trust Amendment Proposal”); and

6.	A proposal to approve the adjournment of the Annual Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of any of the Director Proposal, Auditor Proposal, Charter Proposals, or Trust Amendment Proposal (the “Adjournment Proposal”). The Adjournment Proposal will only be presented at the Annual Meeting if there are not sufficient votes to approve any of the Director Proposal, Auditor Proposal, Charter Proposals, or Trust Amendment Proposal.

In connection with the Extension Amendment Proposal, the Company’s public stockholders may elect to redeem their public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), divided by the number of public shares then outstanding. We expect that the redemption price will be approximately $11.53 per share.

The Company filed its definitive proxy statement for the Annual Meeting with the SEC on April 15, 2024.

