Form 10-Q
period 2024-03-31
VISION SENSING ACQUISITION CORP.
filed 2024-06-04
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number: 001-40983

Vision Sensing Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-2323481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 E. 53rd St., Suite 3001 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

As of May 31, 2024, there were 1,606,391 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”), which number includes shares in unseparated units, and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

VISION SENSING ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		F-1

Item 1.	Unaudited Condensed Financial Statements:	F-1
	Condensed Balance Sheets as of March 31, 2024 (Unaudited) and as of December 31, 2023	F-1
	Condensed Statements of Operations for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	F-2
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	F-3
	Condensed Statements of Cash Flows for the three months ended March 31, 2024 (Unaudited) and for the three months ended March 31, 2023 (Unaudited)	F-4
	Notes to Condensed Financial Statements (Unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II - OTHER INFORMATION:		12
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Vision Sensing Acquisition Corp.

CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	$1,827	$244,612
Loan receivable	1,151,516	1,123,202
Total Current Assets	1,153,343	1,367,814

Cash held in trust account	15,463,523	15,225,623

Total Assets	$16,616,866	$16,593,437

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$145,000	$155,000
Accounts payable	1,559,964	1,803,954
Loan from related party	1,151,516	1,123,202
Working capital loan	882,253	512,303
Extension loan	2,759,452	2,579,452
Income tax payable	293,876	444,909
Franchise tax payable	44,051	168,254
Excise tax liability	930,314	930,314
Total Current Liabilities	7,766,426	7,717,388

Deferred underwriter commission	3,542,000	3,542,000

Total Liabilities	11,308,426	11,259,388

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption; 1,348,065 shares at $11.14 per share at March 31, 2024 and at $10.70 per share at December 31, 2023	15,025,595	14,426,673

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 1,348,065 shares subject to possible redemption at March 31, 2024 and at December 31, 2023)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 shares issued and outstanding	253	253
Additional paid-in capital	-	-
Accumulated deficit	(9,717,455)	(9,092,924)
Total Shareholders’ Deficit	(9,717,155)	(9,092,624)
Total Liabilities, Redeemable Class A Common Stock and Shareholders’ Deficit	$16,616,866	$16,593,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

VISION SENSING ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Formation and operating costs	$(115,345)	$(396,395)
Franchise tax expenses	(52,002)	-
Loss from operations	(167,347)	(396,395)

Other income (expenses)
Interest earned on marketable securities held in trust account	167,705	1,118,706
Interest income - loan receivable	28,315	-
Interest expense - loan from related party	(28,315)	-
Total other income (expenses)	167,705	1,118,706
Income before provision for income taxes:	358	722,311
Provision for income taxes	(25,967)	-
Net income (loss)	$(25,609)	$722,311

Weighted average shares outstanding of Redeemable common stock	1,348,065	10,120,000
Basic and diluted net income per common stock	$0.08	$0.08
Weighted average shares outstanding of Non Redeemable common stock	3,002,700	3,002,700
Basic and diluted net loss per common stock	$(0.04)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VISION SENSING ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2023 (Audited)	472,700	$47	2,530,000	$253	$-	$(9,092,924)	$(9,092,624)
Net Loss						(25,609)	(25,609)
Additional amount deposited into trust	-	-	-	-	-	(180,000)	(180,000)
Remeasurement of Class A Common Stock Subject to Possible Redemption	-	-	-	-	-	(418,922)	(418,922)
Balance – March 31, 2024	472,700	$47	2,530,000	$253	-	$(9,717,455)	$(9,717,155)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (Audited)	472,700	$47	2,530,000	$253	$-	$(4,281,038)	$(4,281,038)
Net income	-	-	-	-	-	722,311	722,311
Additional amount deposited into trust	-	-	-	-	-	(1,012,000)	(1,012,000)
Balance – March 31, 2023	472,700	$47	2,530,000	$253	-	$(4,570,727)	$(4,570,427)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VISION SENSING ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities:
Net income (loss)	$(25,609)	$722,311
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on marketable securities held in trust account	(167,705)	(1,118,706)
Changes in operating assets and liabilities:
Accounts payable	(243,990)	265,020
Accrued expenses	(10,000)	20,000
Franchise tax payable	(124,203)	-
Income tax payable	(151,033)	-
Other receivable	-	10,000
Net cash used in operating activities	(722,540)	(101,375)

Cash flows from investing activities:

Cash withdraw from trust account to pay taxes	109,805	-
Investment of cash in trust account	(180,000)	(1,012,000)
Loan to third party	(28,315)	-
Net cash used in investing activities	(98,510)	(1,012,000)

Cash flows from financing activities:
Working capital loan	369,950	29,975
Extension loan	180,000	1,012,000
Loan from related party	28,315	-
Net cash provided by financing activities	578,265	1,041,975

Net change in cash	(242,785)	(71,400)
Cash at the beginning of the period	244,612	71,650
Cash at the end of the period	$1,827	$250

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$180,000	$1,012,000
Remeasurement of Class A Common Stock Subject to Possible Redemption	$418,922	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through March 31, 2024, relates to the Company’s formation, the Offering (as defined below), the Company’s search for acquisition targets and due diligence, the negotiation of the Newsight Business Combination Agreement (as defined below), assisting Newsight Imaging Ltd. in the preparation and filing of its Registration Statement on Form F-4 and amendments thereto, terminating the Newsight Business Combination Agreement, negotiating the Mediforum Merger Agreement and preparing filings with the SEC. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the exercise of the overallotment option, the Company consummated the Private Placement of an additional 46,200 Private Placement Units to the Sponsor, generating gross proceeds of $462,000.

A total of $102,718,000, comprised of the proceeds from the Offering and the proceeds of private placements that each closed on November 3, 2021, net of the underwriting commissions, discounts, and offering expenses, was deposited in a Trust Account (the “Trust Account”) created under the Investment Management Trust Agreement dated November 1, 2021 (as amended, the “Trust Agreement”) by and between the Company and Continental Stock Transfer and Trust Company (“Continental”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below. After the Trust Agreement was amended on October 25, 2023, the remaining funds in the Trust Account were transferred to an interest-bearing bank demand deposit account.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations (Continued)

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $7,520,024 consisting of $2,024,000 of cash underwriting fees, $3,542,000 of deferred underwriting fees and $436,024 of other costs.

Following the closing of the Initial Public Offering $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2024, we have available to us $1,827 of cash on our unaudited condensed balance sheet and a working capital deficit of $6,593,083.

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

Proposed Business Combination with Newsight

On August 30, 2022, the Company entered into a Business Combination Agreement (the “Original Newsight Business Combination Agreement” and as amended by Amendments No. 1 and 2 thereto dated January 19, 2023 and January 29, 2023, respectively, the “Newsight Business Combination Agreement”) with Newsight Imaging Ltd., an Israeli company (“Newsight”), and Newsight MergerSub, Inc., a Delaware corporation and wholly owned subsidiary of Newsight (“Merger Sub”).

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations (Continued)

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

The Mediforum Merger Agreement contains customary representations and warranties, covenants, and closing conditions of the parties thereto. The Mediforum Merger Agreement provides that VSAC, Mediforum, PubCo, Merger Sub 1 and Merger Sub 2 shall, no later than February 15, 2024, execute an amendment and restatement of the Merger Agreement (the “ARBCA”), which shall contain the mutual agreement of the parties as to all of the issues set forth in Section 6.8(a) of the Merger Agreement. Including, among others, agreement on additional earnout consideration, the finalized form of ancillary agreements, VSAC’s completion of due diligence on Mediforum, and D&O insurance coverage amount. The parties have not executed the ARBCA; therefore, either party can terminate the Mediforum Merger Agreement.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations (Continued)

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

The Second Charter Amendment allowed the Company to extend the Termination Date from November 3, 2023 by up to six 1-month extensions to May 3, 2024, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account an Extension Payment equal to the lesser of (x) $60,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until May 3, 2024 unless the closing of the Company’s initial Business Combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the Second Charter Amendment on October 25, 2023, holders of 264,443 shares of Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $11.12 per share, for an aggregate of approximately $2.9 million, leaving 1,348,065 Company public shares outstanding after the October 25, 2023 stockholders meeting. Thus, the Extension Payment for each one-month extension pursuant to the Second Charter Amendment was $60,000.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations (Continued)

In connection with the Second Charter Amendment, the Company amended the Trust Agreement by entering into Amendment No. 2 to Investment Management Trust Agreement dated October 25, 2023, by and between the Company and Continental, which conformed the extension procedures in the Trust Agreement to the procedures in the Second Charter Amendment.

2024 Annual Meeting

On April 30, 2024, at 9:00 a.m. ET, the Company held a virtual annual meeting of its stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved two additional amendments to the Company’s amended and restated certificate of incorporation. One amendment (the “Third Charter Amendment”) gives the holders of the Company’s Class B common stock the right to convert such shares into shares of the Company’s Class A common stock on a one-to-one basis at the election of such holders at any time. The other amendment (the “Fourth Charter Amendment”) gives the Company the right to further extend the Termination Date by up to an additional six 1-month extensions to November 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposits into the Company’s Trust Account an Extension Payment equal to the lesser of (x) $100,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the approval of the Fourth Charter Amendment on April 30, 2024, holders of 214,374 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $11.57 per share for an aggregate amount of approximately $2.48 million, leaving 1,133,691 Company public shares outstanding after the April 30, 2024 stockholders meeting. Thus, the Extension Payment, and the price for each monthly extension under the Fourth Charter Amendment will be $51,016.10.

In connection with the Fourth Charter Amendment, the Company amended the Trust Agreement by entering into Amendment No. 3 to Investment Management Trust Agreement dated April 30, 2024 by and between the Company and Continental, which conformed the extension procedures in the Trust Agreement to the procedures in the Fourth Charter Amendment.

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

On October 28, 2022 and February 2, 2023, at the request of our Sponsor, our board of directors extended the period of time to consummate a Business Combination to February 3, 2023 and May 3, 2023, respectively, our Sponsor deposited $1,012,000 (representing $0.10 per public unit sold in our initial public offering) into the Trust Account for each extension (for a total of $2,024,000), and we issued to our Sponsor a non-interest bearing, unsecured promissory note in that amount.

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor deposited six Extension Payments, each of $72,562.86 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes. The Company obtained the six extensions on May 1, 2023, June 2, 2023, June 30, 2023, August 1, 2023, September 1, 2023 and October 1, 2023.

After the adoption of the Second Charter Amendment on October 25, 2023, the Company obtained six more 1-month extensions extending the Termination Date to May 3, 2024, and the Sponsor deposited six Extension Payments, each of $60,000, into the Trust Account and received six non-interest bearing, unsecured promissory notes. The Company obtained the six additional extensions on November 1, 2023, December 1, 2023, January 3, 2024, February 3, 2024, March 1, 2024 and April 2, 2024.

After the adoption of the Fourth Charter Amendment on April 30, 2024, the Company may obtain up to six more 1-month extensions extending the Termination Date to up to November 3, 2024, provided an Extension Payments of $51,016.10 is deposited into the Trust Account for each 1-month extension. On May 2, 2024, our Sponsor deposited $51,016.10 into the Trust Account to obtain the first 1-month extension to June 3, 2024, and received a non-interest bearing, unsecured promissory note in that amount from us. On May 30, 2024, our Sponsor deposited $51,016.10 into the Trust Account to obtain the second 1-month extension to July 3, 2024, and received a non-interest bearing, unsecured promissory note in that amount from us.

If the Company is unable to complete a Business Combination by July 3, 2024 (which can be extended to up to November 3, 2024 if we obtain up to four more 1-month extensions with an Extension Payment of $51,016.10 per extension or such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following the applicable Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company will need to raise additional funds to meet the working capital needs of the Company prior to the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying unaudited condensed financial statements has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, further escalation of the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slowdown and long-term changes to global trade, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on May 1, 2024. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $1,827 in cash and no cash equivalents as of March 31, 2024 and $244,612 in cash and no cash equivalents as of December 31, 2023.

Cash Held in Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in an interest-bearing bank demand deposit account. As of March 31, 2024 and December 31, 2023, the balance in the Trust Account was $15,463,523 and $15,225,623, respectively.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (Continued)

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During three months ended March 31, 2024 and 2023 the company incurred $52,002 and $0 in Delaware franchise tax respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were $0 of unrecognized tax benefits as of March 31, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was $25,967 for the three months ended March 31, 2024 and $0 for the three months ended March 31, 2023, respectively. The income tax payable for the three months ended March 31, 2024 is $293,876 and $444,909 for the year ended December 31, 2023.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On May 15, 2023, in connection with the approval by the Company’s stockholders of the First Charter Amendment, the Company redeemed 8,507,492 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $90,090,439. On October 25, 2023, in connection with the approval by the Company’s stockholders of the Second Charter Amendment, the Company further redeemed 264,443 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $2,940,940. On March 31, 2024, there were 1,348,065 shares of Class A Common Stock subject to possible redemption. On December 31, 2023 there were 1,348,065 shares of Class A Common Stock subject to possible redemption. On April 30, 2024, in connection with approval by the Company’s stockholders of the Fourth Charter Amendment, the Company further redeemed 214,347 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of approximately $2.48 million leaving 1,133,391 shares of Class A Common Stock subject to possible redemption.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (Continued)

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

As of March 31, 2024 and December 31, 2023, the Class A Common Stock reflected on the unaudited condensed balance sheets are reconciled in the following table:

	For the Period Ended March 31, 2024	For the Year Ended December 31, 2023
Contingently redeemable Class A Common Stock – Opening Balance	$14,426,673	$103,730,000
Re-measurement of Class A Common Stock Subject to Possible Redemption	598,922	3,728,052
Payment to redeemed shareholders	-	(93,031,379)
Contingently redeemable Class A Common Stock - Ending Balance	15,025,595	14,426,673

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. Cash held in trust is comprised of cash held in an interest-bearing demand deposit account with a financial institution, which is insured by the FDIC with $250,000 coverage for cash. The Company had $15,213,523 and $14,975,623 of securities in excess of FDIC limits as of March 31, 2024 and December 31, 2023, respectively.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as the basic income (loss) per share for the periods presented. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value at March 31, 2024 and 2023.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (Continued)

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended March 31, 2024		For the three months ended March 31, 2023
	Redeemable Common Stock	Non-redeemable Common Stock	Redeemable Common Stock	Non-redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of expenses and tax	$(59,897)	(133,417)	$(305,693)	$(90,702)
Interest	167,705	-	1,118,706	-
Allocation of net (loss) income	$107,808	$(133,417)	$813,013	$(90,702)
Denominators:
Weighted-average shares outstanding	1,348,065	3,002,700	10,120,000	3,002,700
Basic and diluted net income (loss) per share	$0.08	$(0.04)	$0.08	$(0.03)

Fair Value of Financial Instruments

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Level	March 31, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$15,463,523	$15,225,623

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40. The Company has determined that the warrants qualify for the equity treatment in the Company’s unaudited condensed financial statements.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 — Public Offering

Pursuant to the Initial Public Offering and full exercise of the underwriter’s overallotment option, the Company sold 10,120,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock and three-quarters of one redeemable Warrant. Each Warrant will entitle the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share (see Note 7).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,500,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of March 31, 2024, the amount outstanding under the Sponsor Working Capital Loan was $882,253. As of December 31, 2023, the amount outstanding under the Sponsor Working Capital Loan was $512,303.

To fund extensions of the deadline for us to complete our initial Business Combination, the Sponsor deposited an additional $1,012,000 into the Trust Account on each of October 28, 2022 and February 2, 2023 and approximately $72,562.86 for each of six one-month extensions during Calendar year 2023 and $60,000 for each of two additional one-month extensions during calendar year 2023. During the first quarter of 2024, the Company has deposited in to the Trust Account $60,000 for each of three one-months extensions for an aggregate amount of $180,000. In return, we issued the Sponsor non-interest bearing, unsecured promissory notes, in the aggregate amount of $2,759,452 and $2,579,452 as of March 31, 2024 and December 31, 2023 respectively.

In connection with the previous Business Combination with Newsight, Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, agreed to loan $1 million to us on substantially identical terms in order to fund our obligation to make advances to Newsight. As of March 31, 2024 and December 31, 2023, the loan has a principal of $ 1,000,000 and total interest accrued was $151,516 and $123,202, respectively.

Newsight Bridge Financing

In connection with our entry into the Newsight Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight. The bridge financing and accrued interest, of 10% per annum accrued and compounded monthly, shall be mature and be payable upon Newsight’s receipt of $2,000,000 in financing. The Company has requested repayment from Newsight; however, Newsight has denied that any amounts are currently due. As of March 31, 2024 and December 31, 2023, the total interest accrued under the loan was $151,516 and $123,202, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2024, $30,000 of expense was recorded and included in formation and operating costs in the unaudited condensed statement of operations. For the three months ended March 31, 2023, $30,000 of expense was recorded and included in formation and operating costs in unaudited condensed the statement of operations.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 7 – Stockholders’ Deficit

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 472,700 Class A common stock issued and outstanding, excluding 1,348,065 shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 2,530,000 shares of Class B common stock issued and outstanding.

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

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Stockholders’ Deficit (Continued)

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. Pursuant to the Third Charter Amendment, holders of shares of Class B common stock may now convert such shares into shares of Class A Common Stock on a one-for-one basis at any time, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the unaudited condensed financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements except as follows.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Subsequent Events (Continued)

2024 Annual Meeting of Stockholders

On April 30, 2024, at 9:00 a.m. ET, the Company held a virtual annual meeting of its stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the Company’s stockholders approved two additional amendments to the Company’s amended and restated certificate of incorporation. One amendment, the Third Charter Amendment, gives the holders of the Company’s Class B common stock the right to convert such shares into shares of the Company’s Class A common stock on a one-to-one basis at the election of such holders at any time. The other amendment, the Fourth Charter Amendment, gives the Company the right to further extend the Termination Date by up to an additional six 1-month extensions to November 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposits into the Company’s Trust Account an Extension Payment equal to the lesser of (x) $100,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the approval of the Fourth Charter Amendment on April 30, 2024, holders of 214,374 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $11.57 per share for an aggregate amount of approximately $2.48 million, leaving 1,133,691 Company public shares outstanding after the April 30, 2024 stockholders meeting. Thus, the Extension Payment, and the price for each monthly extension under the Fourth Charter Amendment will be $51,016.10.

In connection with the Fourth Charter Amendment, the Company amended the Trust Agreement by entering into Amendment No. 3 to Investment Management Trust Agreement dated April 30, 2024 by and between the Company and Continental, which conformed the extension procedures in the Trust Agreement to the procedures in the Fourth Charter Amendment.

After the adoption of the Fourth Charter Amendment on April 30, 2024, the Company may obtain up to six more 1-month extensions extending the Termination Date to up to November 3, 2024, provided an Extension Payments of $51,016.10 is deposited into the Trust Account for each 1-month extension. On each of May 2, 2024 and May 30, 2024, our Sponsor deposited $51,016.10 into the Trust Account to obtain the first and second 1-month extensions to July 3, 2024, and received for each extension payment a non-interest bearing, unsecured promissory note in that amount from us.

Nasdaq Notice of Continued Listing Requirement Deficiency

On May 30, 2024,we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company has not yet filed its Form 10-Q for the period ended March 31, 2024, the Company is no longer in compliance with Listing Rule 5250(c)(1) (the “Rule”), which requires the Company to timely file all required periodic financial reports with the Securities and Exchange Commission. The Notice is only a notification of a deficiency and not a notification of imminent delisting. The Notice does not have a current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Notice states that the Company, pursuant to the listing rules, has 60 calendar days to submit a plan to regain compliance. The Company intends to submit a plan to regain compliance with Listing Rule 5250(c)(1) within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice, or until November 18, 2024, to regain compliance with the Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 13, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”). While our efforts to identify a target business may span many industries and regions worldwide, we focus on companies with operations in vision sensing technologies. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Units, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

The Mediforum Merger Agreement. On January 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Mediforum Merger Agreement”) with Mediforum Co. Ltd., a registered company organized under the laws of the Republic of Korea (“Mediforum”). Pursuant to the Mediforum Merger Agreement, prior to the Closing, Mediforum will restructure and redomesticate (the “Restructuring and Redomestication”) to the British Virgin Islands (the “BVI Company”).

Pursuant to the terms of the Mediforum Merger Agreement, a new British Virgin Islands business company (“PubCo”), a British Virgin Islands company and a wholly owned direct subsidiary of PubCo (“Merger Sub 1”), and a Delaware limited liability company and a wholly owned direct subsidiary of PubCo (“Merger Sub 2”) will be formed for the purpose of participating in the transactions contemplated by the Mediforum Merger Agreement, including, without limitation, (a) the merger of Merger Sub 1 with and into the BVI Company, with the BVI Company surviving such merger as a wholly owned subsidiary of PubCo (the “Initial Merger”), and (b) the merger of Merger Sub 2 with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of PubCo (the “SPAC Merger” and together with the Initial Merger, the “Mergers”, and together with the other transactions contemplated by the Mediforum Merger Agreement and the other agreements contemplated thereby, the “Transactions” or the “Mediforum Business Combination”). The requisite members of the Company’s board of directors have (i) approved and declared advisable the Mediforum Merger Agreement and the Transactions and (ii) resolved to recommend the approval and adoption of the Mediforum Merger Agreement and the Transactions by the Company’s stockholders.

The Mediforum Merger Agreement provides that the consideration for the Mergers (the “Merger Consideration”) will be $250,000,000 payable 100% in 25,000,000 PubCo ordinary shares valued at $10.00 per share.

The Mediforum Merger Agreement contains customary representations and warranties, covenants, and closing conditions of the parties thereto. The Mediforum Merger Agreement provides that VSAC, Mediforum, PubCo, Merger Sub 1 and Merger Sub 2 shall, no later than February 15, 2024, execute an amendment and restatement of the Merger Agreement (the “ARBCA”), which shall contain the mutual agreement of the parties as to all of the issues set forth in Section 6.8(a) of the Merger Agreement. including, among others, agreement on additional earnout consideration, the finalized form of ancillary agreements, VSAC’s completion of due diligence on Mediforum, and D&O insurance coverage amount. The parties have not executed the ARBCA; therefore, either party can terminate the Mediforum Merger Agreement.

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

The Mediforum Merger Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on January 16, 2024.

For further information regarding the Mediforum Merger Agreement and our proposed initial business combination with Mediforum, please refer to Note 1 of this Current Report.

Amendments to the Amended & Restated Certificate of Incorporation. At a special meeting held on May 1, 2023, the Company’s stockholders approved the First Amendment to the Company’s amended and restated certificate of incorporation (the “First Charter Amendment”), changing the structure and cost of the Company’s right to extend the date (the “Termination Date”) by which the Company must either complete its initial business combination or else (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account established pursuant to the Investment Management Trust Agreement dated November 1, 2021, between the Company and Continental Stock Transfer & Trust Company (the “Trust Account”) including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In a special meeting held on October 25, 2023, the Company’s stockholders approved a Second Amendment to the Company’s amended and restated certificate of incorporation (the “Second Charter Amendment”), giving the Company the right to extend the Termination Date by up to six (6) more one-month extensions to May 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account an Extension Payment equal to the lesser of (x) $60,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until May 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

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

At the Company’s 2024 annual meeting of stockholders held on April 30, 2024, the Company’s stockholders approved two additional amendments to the Company’s amended and restated certificate of incorporation. One amendment (the “Third Charter Amendment”) gives the holders of the Company’s Class B common stock the right to convert such shares into shares of the Company’s Class A common stock on a one-to-one basis at the election of such holders at any time. The other amendment (the “Fourth Charter Amendment”) gives the Company the right to further extend the Termination Date by up to an additional six 1-month extensions to November 3, 2024 provided that (i) the Company’s sponsor (or its affiliates or permitted designees) deposits into the Company’s Trust Account an Extension Payment equal to the lesser of (x) $100,000 or (y) $0.045 per share for each public share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2024 unless the closing of the Company’s initial business combination had occurred in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the approval of the Fourth Charter Amendment on April 30, 2024, holders of 214,374 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $11.57 per share for an aggregate amount of approximately $2.48 million, leaving 1,133,691 Company public shares outstanding after the April 30, 2024 stockholders meeting. Thus, the Extension Payment, and the price for each monthly extension under the Fourth Charter Amendment will be $51,016.10.

In connection with the Fourth Charter Amendment, the Company amended the trust agreement by entering into Amendment No. 3 to Investment Management Trust Agreement dated April 30, 2024 by and between the Company and Continental, which conformed the extension procedures in the trust agreement to the procedures in the Fourth Charter Amendment.

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

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor deposited six Extension Payments, each of $72,562.86 (representing $0.045 per then outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes, each in the amount of $72,562.86.

After the adoption of the Second Charter Amendment on October 25, 2023, the Company obtained six more 1-month extensions extending the Termination Date to May 3, 2024, and the Sponsor deposited six Extension Payments, each of $60,000, into the Trust Account and received six non-interest bearing, unsecured promissory notes, each in the amount of $60,000.

After the adoption of the Fourth Charter Amendment on April 30, 2024, the Company obtained the first of up to six additional 1-month extensions extending the Termination Sate to June 3, 2024, and the Sponsor deposited an Extension Payment in the amount of $51,016.10 (representing $0.045 per then outstanding public share of our Class A common stock) into the Trust Account and received a non-interest bearing, unsecured promissory note in that amount. On May 30, 2024, our Sponsor deposited $51,016.10 into the Trust Account to obtain the second 1-month extension to July 3, 2024, and received a non-interest bearing, unsecured promissory note in that amount from us.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for an initial business combination, conducting due diligence on prospective targets, negotiating the Newsight Business Combination Agreement, working with Newsight on the Newsight Form F-4, negotiating the Mediforum Merger Agreement and preparing filings with the SEC. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the quarter ended March 31, 2024, we had a net loss of $25,609, which consists of formation and operating costs of $115,345, franchise tax cost of $52,002, income tax expenses of $25,967, interest income on loan receivable $28,315, interest payable on related party loan $28,315, and interest earned on investments held of $167,705.

For the quarter ended March 31, 2023, we had a net income of $722,311, which consists of formation and operating costs of $396,395 and interest earned on investments held of $1,118,706.

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

For the quarter ended March 31, 2024, cash used in operating activities was $722,540.

As of March 31, 2024, we had cash of $15,463,523 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the quarterly period ended March 31, 2024, we withdraw $109,805 of interest earned on the Trust Account for tax payment. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had cash of $1,827 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units as described above. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of March 31, 2024, we had received total advances under this note in the principal amount of $882,253.

We issued (i) two non-interest-bearing, unsecured promissory notes each in the principal amount of $1,012,000 to our sponsor on October 28, 2022 and February 2, 2023 to fund the two 3-month extensions to the deadline to complete our initial business combination, (ii) six non-interest-bearing, unsecured promissory notes each in the principal amount of $72,562.86 to fund six 1-month extensions to the deadline to complete our initial business combination from May 3, 2023 to November 3, 2023, (iii) six non-interest-bearing, unsecured promissory notes each in the principal amount of $60,000 to fund six 1-month extensions to the deadline to complete our initial business combination from November 3, 2023 to May 3, 2024 and (iv) two non-interest-bearing unsecured promissory note in the principal amount of $51,016.10 to fund two 1-month extension of the deadline to complete our initial business combination to July 3, 2024, all as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. These notes are not convertible into units. We may issue up to four more non-interest-bearing unsecured promissory note in the principal amount of $51,016.10 to fund up to four more 1-month extensions of the deadline to complete our initial business combination to up to November 3, 2024.

We expect to have insufficient funds available to continue to pursue our initial Business Combination and otherwise operate our business prior to the consummation of our initial Business Combination and therefore we expect to need to obtain additional financing to continue to operate while we pursue our initial Business Combination. We are actively seeking working capital and transaction expense funding; however, there can be no assurance that we will be able to obtain adequate working capital and transaction expense funding. If we are unable to obtain sufficient working capital and transaction expense funding, we may be forced to cease operations and liquidate the Trust Account.

We may also need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by July 3, 2024 (which may be extended to up to November 3, 2024 if we obtain up to four more 1-month extensions with an Extension Payment of $51,016,10 per extension or to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 3, 2024.

Contractual Obligations

On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of March 31, 2024, we had received total advances under this note in the principal amount of $882,253.

We issued (i) two non-interest-bearing, unsecured promissory notes each in the principal amount of $1,012,000 to our sponsor on October 28, 2022 and February 2, 2023 to fund the two 3-month extensions to the deadline to complete our initial business combination, (ii) six non-interest-bearing, unsecured promissory notes each in the principal amount of $72,562.86 to fund six 1-month extensions to the deadline to complete our initial business combination from May 3, 2023 to November 3, 2023, (iii) six non-interest-bearing, unsecured promissory notes each in the principal amount of $60,000 to fund six 1-month extensions to the deadline to complete our initial business combination from November 3, 2023 to May 3, 2024 and (iv) two non-interest-bearing unsecured promissory note in the principal amount of $51,016.10 to fund two 1-month extension of the deadline to complete our initial business combination to July 3, 2024, all as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. These notes are not convertible into units. We may issue up to four more non-interest-bearing unsecured promissory note in the principal amount of $51,016.10 to fund up to four more 1-month extensions of the deadline to complete our initial business combination to up to November 3, 2024.

In connection with our entry into the Newsight Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight. The bridge financing and accrued interest, of 10% per annum accrued and compounded monthly, shall be mature and be payable upon Newsight’s receipt of $2,000,000 in financing. The Company has requested repayment from Newsight; however, Newsight has denied that any amounts are currently due.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

On March 31, 2024, 1,348,065 shares of Class A Common Stock outstanding were subject to possible redemption.

In connection with the approval of the Fourth Charter Amendment on April 30, 2024, holders of 214,374 shares of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $11.57 per share for an aggregate amount of approximately $2.48 million, leaving 1,133,691 Company Public Shares outstanding after the April 30, 2024 stockholders meeting. Consequently, there are currently 1,133,691 shares of Class A Common Stock outstanding that are subject to possible redemption.

Off-Balance Sheet Arrangements

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. In October 2023, all remaining amounts in the Trust Account were transferred to an interest-bearing demand deposit account at a U.S. bank. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We may not be able to consummate the Mediforum Business Combination or realize anticipated benefits of the Mediforum Business Combination, and there may be unanticipated expenses or delays in connection with the Mediforum Business Combination.

●

The Mediforum Merger Agreement may be terminated at any time by either Mediforum or us because the conditions in Section 6.8(a) of the Mediforum Merger Agreement were not satisfied by February 15, 2024;

●	We need to raise substantial additional funds to continue to operate and pay transaction expenses while we seek to complete our initial Business Combination, and there can be no assurance we will be able to obtain sufficient funding;

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business or businesses may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial target business or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by the target’s lack an established record of revenue, cash flows and experienced management;

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations; and

●	If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

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

Additionally, on November 3, 2021, the Company consummated the closing of the sale of 1,320,000 additional Units at a price of $10.00 per Unit upon receiving notice of the underwriters’ election to fully exercise their overallotment option (the “Overallotment Units”), generating additional gross proceeds of $13,200,000 and incurred additional offering costs of $264,000 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and three-quarters of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share.

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

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor deposited six Extension Payments, each of $72,562.86 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes, each in the amount of $72,562.86.

After the adoption of the Second Charter Amendment on October 25, 2023, the Company obtained six more 1-month extensions extending the Termination Date to May 3, 2024, and the Sponsor deposited six Extension Payments, each of $60,000, into the Trust Account and received six non-interest bearing, unsecured promissory notes, each in the amount of $60,000.

After the adoption of the Fourth Charter Amendment on April 30, 2024, the Company obtained the first of up to six additional 1-month extensions extending the Termination Sate to June 3, 2024, and the Sponsor deposited an Extension Payment in the amount of $51,016.10 (representing $0.045 per outstanding public share of our Class A common stock) into the Trust Account and received a non-interest bearing, unsecured promissory note in that amount.

If we do not complete the Mediforum Business Combination or another business combination by June 3, 2024 (which may be extended to up to November 3, 2024 if we obtain up to four more 1-month extensions with an Extension Payment of $51,016,10 per extension or to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

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

In connection with the approval of the Fourth Charter Amendment on April 30, 2024, holders of 214,374 shares of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $11.57 per share for an aggregate amount of approximately $2.48 million, leaving 1,133,691 Company Public Shares outstanding after the April 30, 2024 stockholders meeting. Consequently, there are currently 1,133,691 shares of Class A Common Stock outstanding that are subject to possible redemption.

As of March 31, 2024, we have available to us $1,827 of cash on our balance sheet and a working capital deficit of $6,593,083.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

On May 30, 2024,we received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that since the Company has not yet filed its Form 10-Q for the period ended March 31, 2024, the Company is no longer in compliance with Listing Rule 5250(c)(1) (the “Rule”), which requires the Company to timely file all required periodic financial reports with the Securities and Exchange Commission. The Notice is only a notification of a deficiency and not a notification of imminent delisting. The Notice does not have a current effect on the listing or trading of the Company’s securities on the Nasdaq Global Market.

The Notice states that the Company, pursuant to the listing rules, has 60 calendar days to submit a plan to regain compliance. The Company intends to submit a plan to regain compliance with Listing Rule 5250(c)(1) within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice, or until November 18, 2024, to regain compliance with the Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On June 4, 2024, the Company issued a press release containing substantially the disclosure set forth above in this Item 5 as well as announcing the filing of this Quarterly Report on Form 10-Q, a copy of which is attached to the Quarterly Report on Form 10-Q as Exhibit 99.1.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of January 12, 2024 by and between Vision Sensing Acquisition Corp. and Mediforum Co. Ltd. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press release dated June 4, 2024.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 16, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VISION SENSING ACQUISITION CORP.

Date: June 4, 2024	By:	/s/ George Peter Sobek
George Peter Sobek
Chief Executive Officer

Date: June 4, 2024	By:	/s/ Hang Kon Louis Ma
Hang Kon Louis Ma Chief Financial Officer

