Form 10-Q
period 2024-06-30
VISION SENSING ACQUISITION CORP.
filed 2024-08-19
CIK 1883983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 1,606,391 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”), which number includes shares in unseparated units, and 2,530,000 of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

VISION SENSING ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		F-1

Item 1.	Unaudited Condensed Financial Statements:	F-1
	Condensed Balance Sheets as of June 30, 2024 (Unaudited) and as of December 31, 2023	F-1
	Condensed Statements of Operations for the three months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited), and for the six months ended June 30, 2024 (Unaudited) and June 30, 2023 (Unaudited)	F-2
	Condensed Statements of Changes in Shareholders’ Deficit for the six months ended June 30, 2024 (Unaudited) and for the six months ended June 30, 2023 (Unaudited)	F-3
	Condensed Statements of Cash Flows for the six months ended June 30, 2024 (Unaudited) and for the six months ended June 30, 2023 (Unaudited)	F-4
	Notes to Condensed Financial Statements (Unaudited)	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4.	Controls and Procedures	11
PART II - OTHER INFORMATION:		12
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosures	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Vision Sensing Acquisition Corp.

CONDENSED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	$51,079	$244,612
Prepaid expense	40,500	-
Loan receivable	1,180,545	1,123,202
Total Current Assets	1,272,124	1,367,814

Cash held in trust account	13,299,087	15,225,623

Total Assets	$14,571,211	$16,593,437

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$160,000	$155,000
Accounts payable	1,631,349	1,803,954
Loan from related party	1,180,545	1,123,202
Working capital loan	1,138,037	512,303
Extension loan	2,921,484	2,579,452
Income tax payable	316,858	444,909
Franchise tax payable	88,102	168,254
Excise tax liability	955,114	930,314
Total Current Liabilities	8,391,489	7,717,388

Deferred underwriter commission	3,542,000	3,542,000

Total Liabilities	11,933,489	11,259,388

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption; 1,133,691 shares at $11.29 per share at June 30, 2024 and 1,348,065 shares at $10.70 per share at December 31, 2023	12,794,127	14,426,673

Shareholders’ Deficit
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 472,700 shares issued and outstanding (excluding 1,133,691 and 1,348,065 shares subject to possible redemption at June 30, 2024 and at December 31, 2023)	47	47
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,530,000 issued and outstanding	253	253

Additional paid-in capital	-	-
Accumulated deficit	(10,156,705)	(9,092,924)
Total Shareholders’ Deficit	(10,156,405)	(9,092,624)
Total Liabilities, Redeemable Class A Common Stock and Shareholders’ Deficit	$14,571,211	$16,593,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

VISION SENSING ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Six Months Ended	For the Three Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and Operating costs	$252,417	$367,762	$721,465	$1,117,860
Franchise tax	44,051	96,053	102,953	102,953
Loss from operation	(296,468)	(463,815)	(824,418)	(1,220,813)

Interest earned on cash held in trust account	153,487	321,192	708,286	1,826,992
Interest income - loan receivable	29,028	57,343	-	-
Interest expense - loan from related party	(29,028)	(57,343)	-	-
Total Other Income (Expense)	153,487	321,192	708,286	1,826,992
Income (Loss) before provision for income taxes	(142,981)	(142,623)	(116,132)	606,179
Provision for income taxes	(22,982)	(48,949)	(362,668)	(362,668)
Net Income (Loss)	$(165,963)	$(191,572)	$(478,800)	$243,511

Weighted average shares of Redeemable Common Stock	1,202,767	1,274,633	4,448,339	7,284,169
Basic and diluted net income (loss) per redeemable common share	$0.05	$0.13	$(0.00)	$0.10
Weighted average shares of Non-redeemable Common Stock	3,002,700	3,002,700	3,002,700	3,002,700
Basic and diluted net income (loss) per non-redeemable common share	$(0.08)	$(0.12)	$(0.16)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VISION SENSING ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDING JUNE 30, 2024 AND 2023

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2023 (Audited)	472,700	$47	2,530,000	$253	$-	$(9,092,924)	$(9,092,624)
Net Loss						(25,609)	(25,609)
Additional amount deposited into trust	-	-	-	-	-	(180,000)	(180,000)
Remeasurement of Class A Common Stock Subject to Possible Redemption	-	-	-	-	-	(418,922)	(418,922)
Balance – March 31, 2024	472,700	$47	2,530,000	$253	-	$(9,717,455)	$(9,717,155)
Net Loss	-	-	-	-	-	(165,963)	(165,963)
Additional amount deposited into trust	-	-	-	-	-	(162,032)	(162,032)
Remeasurement of Class A Common Stock Subject to Possible Redemption	-	-	-	-	-	(86,455)	(86,454)
Excise tax liability	-	-	-	-	-	(24,800)	(24,800)
Balance – June 30, 2024	472,700	$47	2,530,000	$253	-	$(10,156,705)	$(10,156,405)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022 (Audited)	472,700	$47	2,530,000	$253	$-	$(4,281,038)	$(4,280,738)
Net income	-	-	-	-	-	722,311	722,311
Additional amount deposited into trust	-	-	-	-	-	(1,012,000)	(1,012,000)
Balance – March 31, 2023	472,700	$47	2,530,000	$253	-	$(4,570,727)	$(4,570,427)
Net loss	-	-	-	-	-	(478,800)	(478,800)
Additional amount deposited into trust	-	-	-	-	-	(217,891)	(217,891)
Remeasurement of Class A Common Stock Subject to Possible Redemption	-	-	-	-	-	(2,037,897)	(2,037,897)
Balance – June 30, 2023	472,700	$47	2,530,000	$253	-	$(7,305,315)	$(7,305,015)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VISION SENSING ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(UNAUDITED)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities:
Net (loss) income	$(191,572)	$243,511
Adjustments to reconcile net income (loss) to net cash used in operating activities:

Interest earned on Cash held in trust account	(321,192)	(1,826,992)
Changes in operating assets and liabilities:
Prepaid expense	(40,500)	28,153
Accounts payable	(172,605)	779,525
Accrued expenses	5,000	110,000
Franchise tax payable	(80,152)	(109,511)
Income tax payable	(128,051)	362,668
Other receivable	-	10,000
Net cash used in operating activities	(929,072)	(402,646)

Cash flows from investing activities:

Cash withdraw from trust account to pay taxes	109,805	-
Cash withdraw in connection with redemption	2,479,955	90,483,113
Investment of cash in trust account	(342,032)	(217,891)
Loan to third party	(57,343)	-
Net cash provided by investing activities	2,190,385	90,265,222

Cash flows from financing activities:
Working capital loan	625,734	129,900
Extension loan	342,032	217,891
Payment made to redeeming shareholders	(2,479,955)	(90,090,439)
Loan from related party	57,343	-
Net cash used in financing activities	(1,454,846)	(89,742,648)

Net change in cash	(193,533)	119,928
Cash at the beginning of the period	244,612	71,650
Cash at the end of the period	$51,079	$191,578

Supplemental disclosure of non-cash investing and financing activities:
Extension Funds attributable to common stock subject to redemption	$342,032	$1,012,000
Remeasurement of Class A Common Stock Subject to Possible Redemption	$505,376	$-
Excise tax	$24,800	$-

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

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through June 30, 2024, relates to the Company’s formation, the Offering (as defined below), the Company’s search for acquisition targets and due diligence, the negotiation of the Newsight Business Combination Agreement (as defined below), assisting Newsight Imaging Ltd. in the preparation and filing of its Registration Statement on Form F-4 and amendments thereto, terminating the Newsight Business Combination Agreement, negotiating the Mediforum Merger Agreement and preparing filings with the SEC. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering $953,522 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2024, we have available to us $51,079 of cash on our unaudited condensed balance sheet and a working capital deficit of $7,119,365.

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

On August 14, 2024, the Company passed the resolutions on the Board Meeting that terminate the merger agreement with Mediforum and signing of the non-binding letter of intent with a new target.

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

The First Charter Amendment allowed the Company to extend the Termination Date from May 3, 2023 by up to six 1-month extensions to November 3, 2023, provided that (i) the Company’s Sponsor (or its affiliates or permitted designees) deposited into the Company’s Trust Account the lesser of (x) $100,000 or (y) $0.045 per share for each Public Share outstanding as of the applicable deadline date for each such one-month extension until November 3, 2023 unless the closing of the Company’s initial Business Combination had occurred (the “Extension Payment”) in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a Business Combination. In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s Public Shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Public Shares outstanding after the May 1, 2023 stockholders meeting. Thus, the Extension Payment for a one-month extension was $72,563.

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

In connection with the approval of the Fourth Charter Amendment on April 30, 2024, holders of 214,374 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $11.57 per share for an aggregate amount of approximately $2.48 million, leaving 1,133,691 Company public shares outstanding after the April 30, 2024 stockholders meeting. Thus, the Extension Payment, and the price for each monthly extension under the Fourth Charter Amendment will be $51,016.

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

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor deposited six Extension Payments, each of $72,563 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes. The Company obtained the six extensions on May 1, 2023, June 2, 2023, June 30, 2023, August 1, 2023, September 1, 2023 and October 1, 2023.

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

After the adoption of the Fourth Charter Amendment on April 30, 2024, the Company may obtain up to six more 1-month extensions extending the Termination Date to up to November 3, 2024, provided an Extension Payments of $51,016 is deposited into the Trust Account for each 1-month extension. On May 2, 2024, our Sponsor deposited $51,016 into the Trust Account to obtain the first 1-month extension to June 3, 2024, and received a non-interest bearing, unsecured promissory note in that amount from us. On May 30, 2024, our Sponsor deposited $51,016 into the Trust Account to obtain the second 1-month extension to July 3, 2024, and received a non-interest bearing, unsecured promissory note in that amount from us. On July 2, 2024, our Sponsor deposited $51,016 into the Trust Account to obtain the third 1-month extension to August 3, 2024, and received a non-interest bearing, unsecured promissory note in that amount from us. On August 2, 2024, our Sponsor deposited $51,016 into the Trust Account to obtain the fourth 1-month extension to September 3, 2024, and received a non-interest bearing, unsecured promissory note in that amount from us.

If the Company is unable to complete a Business Combination by September 3, 2024 (which can be extended to up to November 3, 2024 if we obtain up to two more 1-month extensions with an Extension Payment of $51,016 per extension or such later date as may be approved by the Company’s stockholders in accordance with the Company’s certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible following the applicable Termination Date and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on May 1, 2024. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $51,079 in cash and no cash equivalents as of June 30, 2024 and $244,612 in cash and no cash equivalents as of December 31, 2023.

Cash Held in Trust Account

As of June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in an interest-bearing bank demand deposit account. As of June 30, 2024 and December 31, 2023, the balance in the Trust Account was $13,299,087 and $15,225,623, respectively.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (Continued)

Franchise Tax

Delaware, where the Company is incorporated, imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Delaware. Delaware franchise tax is based on authorized shares or on assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares. During six months ended June 30, 2024 and 2023 the company incurred $96,053 and $102,953 in Delaware franchise tax respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were $0 of unrecognized tax benefits as of June 30, 2024 and December 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was $48,949 for the six months ended June 30, 2024 and $362,668 for the six months ended June 30, 2023, respectively. The income tax payable for the six months ended June 30, 2024 is $316,858 and $444,909 for the year ended December 31, 2023.

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

At this time, it has been determined that the IR Act tax provisions would have an impact to the Company’s fiscal 2023 and 2024 tax provision as there were redemptions by the public stockholders in 2023 and 2024; as a result, the Company recorded $955,114 and $930,314 excise tax liability as of June 30, 2024 and December 31, 2023, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s Class A Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. On May 15, 2023, in connection with the approval by the Company’s stockholders of the First Charter Amendment, the Company redeemed 8,507,492 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $90,090,439. On October 25, 2023, in connection with the approval by the Company’s stockholders of the Second Charter Amendment, the Company further redeemed 264,443 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $2,940,940. On April 30, 2024, in connection with the approval by the Company’s stockholders of the Fourth Charter Amendment, the Company further redeemed 214,374 shares of the Company’s Class A Common Stock for an aggregate redemption payment from the Trust Account of $2,479,955. On June 30, 2024, there were 1,133,691 shares of Class A Common Stock subject to possible redemption. On December 31, 2023 there were 1,348,065 shares of Class A Common Stock subject to possible redemption.

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

As of June 30, 2024 and December 31, 2023, the Class A Common Stock reflected on the unaudited condensed balance sheets are reconciled in the following table:

	For the Period Ended June 30, 2024	For the Year Ended December 31, 2023
Contingently redeemable Class A Common Stock – Opening Balance	$14,426,673	$103,730,000
Re-measurement of Class A Common Stock Subject to Possible Redemption	505,377	2,160,600
Additional amount deposit into Trust Account	342,032	1,567,452
Payment to redeemed shareholders	(2,479,955)	(93,031,379)
Contingently redeemable Class A Common Stock - Ending Balance	12,794,127	14,426,673

Concentration of Credit Risk

Financial instruments that are potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. Cash held in trust is comprised of cash held in an interest-bearing demand deposit account with a financial institution, which is insured by the FDIC with $250,000 coverage for cash. The Company had $13,049,087 and $14,975,623 of securities in excess of FDIC limits as of June 30, 2024 and December 31, 2023, respectively.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. At June 30, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as the basic income (loss) per share for the periods presented. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value at June 30, 2024 and 2023.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies (Continued)

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended June 30, 2024		For the six months ended June 30, 2024		For the three months ended June 30, 2023		For the six months ended June 30, 2023
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of Expenses	$(91,363)	$(228,087)	$(152,802)	$(359,962)	$(708,701)	$(478,385)	$(1,121,269)		$(46,212)
Interest	$153,487	$-	$321,192	$-	$708,286	$-	$1,826,992		$-
Allocation of net(loss) income	$62,124	$(228,087)	$168,390	$(359,962)	$(415)	$(478,385)	$705,723	$
Denominators:
Weighted-average shares outstanding	1,202,767	3,002,700	1,274,633	3,002,700	4,448,339	3,002,700	7,284,169		3,002,700
Basic and diluted net incomee (loss) per share	$0.05	$(0.08)	$0.13	$(0.12)	$(0.00)	$-0.16	$0.10		$(0.15)

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Level	June 30, 2024	December 31, 2023
Assets:
Cash held in trust account	1	$13,299,087	$15,225,623

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

On April 30, 2024, the stockholders of the Company approved the Third Amendment (the “Third Charter Amendment”) to the Existing Charter at the 2024 Annual Meeting, to provide for the right of the holders of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock” or “Founder Shares”) to convert such shares of Class B Common Stock into shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock” and together with the Class B Common Stock, the “Common Stock”) on a one-to-one basis at the election of such holders (the “Founder Share Amendment Proposal”). On July 12, 2024, the Company converted 2,530,000 Class B Common Stock shares into Class A Common Stock shares.

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 — Related Party Transactions (Continued)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, our Sponsor extended to us a line of credit of up to $1,500,000 pursuant to a Convertible Promissory Note dated August 9, 2022 (“Sponsor Working Capital Loan”). Such Sponsor Working Capital Loan is to either be repaid upon the consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Sponsor Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Sponsor Working Capital Loans. As of June 30, 2024, the amount outstanding under the Sponsor Working Capital Loan was $1,138,037. As of December 31, 2023, the amount outstanding under the Sponsor Working Capital Loan was $512,303.

To fund extensions of the deadline for us to complete our initial Business Combination, the Sponsor deposited an additional $1,012,000 into the Trust Account on each of October 28, 2022 and February 2, 2023 and approximately $72,563 for each of six one-month extensions during Calendar year 2023 and $60,000 for each of two additional one-month extensions during calendar year 2023. During the first quarter of 2024, the Company has deposited in to the Trust Account $60,000 for each of three one-months extensions for an aggregate amount of $180,000. During the second quarter of 2024, the Company has deposited in to the Trust Account $60,000, $51,016 and $51,016 for each of three one-months extensions for an aggregate amount of $162,032. In return, we issued the Sponsor non-interest bearing, unsecured promissory notes, in the aggregate amount of $2,921,484 and $2,579,452 as of June 30, 2024 and December 31, 2023 respectively.

In connection with the previous Business Combination with Newsight, Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, agreed to loan $1 million to us on substantially identical terms in order to fund our obligation to make advances to Newsight. As of June 30, 2024 and December 31, 2023, the loan has a principal of $ 1,000,000 and total interest accrued was $180,545 and $123,202, respectively.

Newsight Bridge Financing

In connection with our entry into the Newsight Business Combination Agreement, we agreed to provide Newsight with up to $1 million of bridge financing to fund Newsight’s transaction expenses in certain circumstances and subject to certain conditions in respect of the amount of funding of Newsight. Dr. George Cho Yiu So, a principal of our Sponsor and a director of Newsight and an indirect beneficial owner of 7.4% of Newsight’s outstanding shares, agreed to loan such funds to us on substantially identical terms in order to fund our obligation to make advances to Newsight. On November 4, 2022, Dr. So advanced $1,000,000 to us, which we in turn advanced to Newsight. The bridge financing and accrued interest, of 10% per annum accrued and compounded monthly, shall be mature and be payable upon Newsight’s receipt of $2,000,000 in financing. The Company has requested repayment from Newsight; however, Newsight has denied that any amounts are currently due. As of June 30, 2024 and December 31, 2023, the total interest accrued under the loan was $180,545 and $123,202, respectively.

Administrative Support Agreement

Commencing on the date the Units are first listed on the Nasdaq, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2024, $60,000 of expense was recorded and included in formation and operating costs in the unaudited condensed statement of operations. For the six months ended June 30, 2023, $60,000 of expense was recorded and included in formation and operating costs in unaudited condensed statement of operations.

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

Note 7 – Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 472,700 Class A common stock issued and outstanding, excluding 1,133,691 and 1,348,065 shares subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 2,530,000 shares of Class B common stock issued and outstanding, respectively. On July 12, 2024, 2,530,000 shares of Class B common stock were converted into Class A common stock.

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

VISION SENSING ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Shareholders’ Deficit (Continued)

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the unaudited condensed financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements except as follows:

On July 9, 2024, the Company filed an Application to Nasdaq Stock Exchange to migrate the Company’s listing from the Global Market to the Capital Market.

On July 12, 2024, the Company provided Nasdaq with stockholder reports confirming that the Company has enough public shareholders to meet the Nasdaq Capital Market Total Holders Requirement.

On July 12, 2024, the Company converted 2,530,000 Series B shares into Series A shares. The conversion of the Series B shares into Series A shares and a migration of the Company to the Nasdaq Capital Market would bring the Company into compliance with the Market Value of Listed Securities Requirement of the Capital Market.

On July 17, 2024, Nasdaq Staff approved the Company’s application to move to the Capital Market, effective as of July 19, 2024.

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

On August 14, 2024, the Company passed the resolutions on the Board Meeting that terminate the merger agreement with Mediforum and signing of the non-binding letter of intent with a new target.

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

In connection with the approval of the First Charter Amendment on May 1, 2023, holders of 8,507,492 of the Company’s public shares exercised their right to redeem those shares for cash at an approximate price of $10.61 per share, for an aggregate of approximately $90.2 million, leaving 1,612,508 Company public shares outstanding after the May 1, 2023 stockholders meeting. Thus, the Extension Payment for each one-month extension pursuant to the First Charter Amendment was $72,563.

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

In connection with the approval of the Fourth Charter Amendment on April 30, 2024, holders of 214,374 shares of the Company’s Class A Common Stock exercised their right to redeem those shares for cash at an approximate price of $11.57 per share for an aggregate amount of approximately $2.48 million, leaving 1,133,691 Company public shares outstanding after the April 30, 2024 stockholders meeting. Thus, the Extension Payment, and the price for each monthly extension under the Fourth Charter Amendment will be $51,016.

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

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor deposited six Extension Payments, each of $72,563 (representing $0.045 per then outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes, each in the amount of $72,563.

After the adoption of the Second Charter Amendment on October 25, 2023, the Company obtained six more 1-month extensions extending the Termination Date to May 3, 2024, and the Sponsor deposited six Extension Payments, each of $60,000, into the Trust Account and received six non-interest bearing, unsecured promissory notes, each in the amount of $60,000.

After the adoption of the Fourth Charter Amendment on April 30, 2024, the Company may obtain up to six more 1-month extensions extending the Termination Date to up to November 3, 2024, provided an Extension Payments of $51,016 is deposited into the Trust Account for each 1-month extension. On each of May 2, 2024 and May 30, 2024 and July 2 2024 and August 2, 2024 our Sponsor deposited $51,016 into the Trust Account to obtain the first, second, third and fourth 1-month extensions to September 3, 2024, and received for each extension payment a non-interest bearing, unsecured promissory note in that amount from us.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, identifying a target company for an initial business combination, conducting due diligence on prospective targets, negotiating the Newsight Business Combination Agreement, working with Newsight on the Newsight Form F-4, negotiating the Mediforum Merger Agreement and preparing filings with the SEC. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the quarter ended June 30, 2024, we had a net loss of $165,693, which consists of formation and operating costs of $252,147, franchise tax cost of $44,051, income tax expenses of $22,982, interest income on loan receivable $29,028, interest payable on related party loan $29,028, and interest earned on investments held of $153,487. For the six months ended June 30, 2024, we had a net loss of $191,572, which consists of formation and operating costs of $367,762, franchise tax cost of $96,053, income tax expenses of $48,949, interest income on loan receivable $57,343, interest payable on related party loan $57,343, and interest earned on investments held of $321,192.

For the quarter ended June 30, 2023, we had a net loss of $478,800, which consists of formation and operating costs of $721,465, franchise tax cost of $102,953, income tax expenses $362,668 and interest earned on investments held of $708,286. For the six months ended June 30, 2023, we had a net income of $243,511, which consists of formation and operating costs of $1,117,860, franchise tax cost of $102,953, income tax expenses $362,668 and interest earned on investments held of $1,826,992.

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

For the six months ended June 30, 2024, cash used in operating activities was $929,072.

As of June 30, 2024, we had cash of $13,299,087 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the six months ended June 30, 2024, we withdraw $109,805 of interest earned on the Trust Account for tax payment. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $51,079 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units as described above. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of June 30, 2024, we had received total advances under this note in the principal amount of $1,138,037.

We issued (i) two non-interest-bearing, unsecured promissory notes each in the principal amount of $1,012,000 to our sponsor on October 28, 2022 and February 2, 2023 to fund the two 3-month extensions to the deadline to complete our initial business combination, (ii) six non-interest-bearing, unsecured promissory notes each in the principal amount of $72,563 to fund six 1-month extensions to the deadline to complete our initial business combination from May 3, 2023 to November 3, 2023, (iii) six non-interest-bearing, unsecured promissory notes each in the principal amount of $60,000 to fund six 1-month extensions to the deadline to complete our initial business combination from November 3, 2023 to May 3, 2024 and (iv) four non-interest-bearing unsecured promissory note in the principal amount of $51,016 to fund four 1-month extension of the deadline to complete our initial business combination to September 3, 2024, all as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. These notes are not convertible into units. We may issue up to two more non-interest-bearing unsecured promissory note in the principal amount of $51,016 to fund up to two more 1-month extensions of the deadline to complete our initial business combination to up to November 3, 2024.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by September 3, 2024 (which may be extended to up to November 3, 2024 if we obtain up to two more 1-month extensions with an Extension Payment of $51,016 per extension or to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 3, 2024.

Contractual Obligations

On August 9, 2022, we issued a non-interest-bearing promissory note to our sponsor for loans in the principal amount of up to $1,500,000, which is convertible into units identical to the Placement Units, at a price of $10.00 per unit at the option of the lender. The note matures on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. As of June 30, 2024, we had received total advances under this note in the principal amount of $1,138,037.

We issued (i) two non-interest-bearing, unsecured promissory notes each in the principal amount of $1,012,000 to our sponsor on October 28, 2022 and February 2, 2023 to fund the two 3-month extensions to the deadline to complete our initial business combination, (ii) six non-interest-bearing, unsecured promissory notes each in the principal amount of $72,563 to fund six 1-month extensions to the deadline to complete our initial business combination from May 3, 2023 to November 3, 2023, (iii) six non-interest-bearing, unsecured promissory notes each in the principal amount of $60,000 to fund six 1-month extensions to the deadline to complete our initial business combination from November 3, 2023 to May 3, 2024 and (iv) four non-interest-bearing unsecured promissory note in the principal amount of $51,016 to fund four 1-month extension of the deadline to complete our initial business combination to September 3, 2024, all as described above under the heading “Extensions” in Item 1 of Part 1 of this report. The notes mature on the earlier to occur of the consummation of our initial business combination or the date of winding up of our business. These notes are not convertible into units. We may issue up to two more non-interest-bearing unsecured promissory note in the principal amount of $51,016 to fund up to two more 1-month extensions of the deadline to complete our initial business combination to up to November 3, 2024.

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

Net Loss Per Common Stock

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

On June 30, 2024, 1,133,691 shares of Class A Common Stock outstanding were subject to possible redemption.

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

On June 30, 2024, cash held in the Trust Account was $13,299,087.

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

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2024, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After the adoption of the First Charter Amendment on May 1, 2023, the Company obtained six 1-month extensions extending the Termination Date to November 3, 2023, and the Sponsor deposited six Extension Payments, each of $72,563 (representing $0.045 per outstanding public share of our Class A common stock), into the Trust Account and received six non-interest bearing, unsecured promissory notes, each in the amount of $72,563.

After the adoption of the Second Charter Amendment on October 25, 2023, the Company obtained six more 1-month extensions extending the Termination Date to May 3, 2024, and the Sponsor deposited six Extension Payments, each of $60,000, into the Trust Account and received six non-interest bearing, unsecured promissory notes, each in the amount of $60,000.

After the adoption of the Fourth Charter Amendment on April 30, 2024, the Company obtained the first of up to six additional 1-month extensions extending the Termination Sate to June 3, 2024, and the Sponsor deposited an Extension Payment in the amount of $51,016 (representing $0.045 per outstanding public share of our Class A common stock) into the Trust Account and received a non-interest bearing, unsecured promissory note in that amount.

If we do not complete the Mediforum Business Combination or another business combination by September 3, 2024 (which may be extended to up to November 3, 2024 if we obtain up to two more 1-month extensions with an Extension Payment of $51,016,10 per extension or to such later date as may be approved by our stockholders in an amendment to our certificate of incorporation), then our existence will terminate, and we will distribute all amounts in the Trust Account.

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

As of June 30, 2024, we have available to us $51,079 of cash on our balance sheet and a working capital deficit of $7,119,365.

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

VISION SENSING ACQUISITION CORP.

Date: August 19, 2024	By:	/s/ George Peter Sobek
George Peter Sobek
Chief Executive Officer

Date: August 19, 2024	By:	/s/ Hang Kon Louis Ma
Hang Kon Louis Ma Chief Financial Officer

